Form 10QSB
period 2004-12-31
Splinex Technology Inc.
filed 2005-02-14
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 333-116817

Splinex Technology Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0715816

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

550 W. Cypress Creek Road Suite 410
Fort Lauderdale, FL 33309
(Address of principal executive offices)

(954) 660-6565
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At January 31, 2005, the number of shares outstanding of the registrant’s common stock was 100,650,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended December 31, 2004
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET – AS OF DECEMBER 31, 2004	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS — FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2004	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS — PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2004	5

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS — FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2004	6

	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	14-19

Item 3.	Controls and Procedures.	20

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 6.	Exhibits	22-23

	Signatures	24
CERTIFICATION OF PEO PURSUANT TO SECTION 302
CERTIFICATION OF PFO PURSUANT TO SECTION 302
CERTIFICATION OF PEO PURSUANT TO SECTION 906
CERTIFICATION OF PFO PURSUANT TO SECTION 906

PART I — FINANCIAL INFORMATION

     Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

December 31 2004
ASSETS
Current assets
Cash	$44,985
Prepaid expenses and other	955
Loans and advances to employees — current portion	18,705

Total current assets	64,645

Property and equipment, net	52,983

Other assets	11,181
Loans to employees — long term portion	11,838

Total assets	$140,647

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	555,848
Accrued expenses	365,948
Due to related parties	81,282
Note payable related party	350,000

Total current liabilities	1,353,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares authorized and no shares issued and outstanding	—
Common stock ($.001 par value, 300,000,000 shares authorized and 95,000,000 shares issued and outstanding)	95,000
Paid in capital	1,082,153
Deficit accumulated during the development stage	(2,389,584)

Total stockholders’ deficiency in assets	(1,212,431)

Total liabilities and stockholders’ deficiency in assets	$140,647

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(October 28,
	Three Months	Nine Months	2003)
	Ended	Ended	Through
	December 31, 2004	December 31, 2004	December 31, 2004
Net sales	$24	$48	48

Expenses
Selling, General and Administrative:
Professional fees and consulting	88,075	350,316	674,304
Wages and benefits	161,435	402,475	640,481
Other selling, general and administrative	96,964	293,359	440,412

Total selling, general and administrative	346,474	1,046,150	1,755,197
Research and development	380,581	824,226	938,026
Costs of merger and registration	167,643	512,320	512,320

Total expenses	894,698	2,382,696	3,205,543

Loss from operations	(894,674)	(2,382,648)	(3,205,495)
Interest expense	(936)	(936)	(936)

Loss before income taxes	(895,610)	(2,383,584)	(3,206,431)
Taxes	6,000	6,000	6,000

Net loss	$(901,610)	$(2,389,584)	$(3,212,431)

Net loss per basic and fully diluted share	$(0.009)	$(0.025)	$(0.034)

Weighted average shares outstanding	95,000,000	95,000,000	95,000,000

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS

						Deficit
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders’
					Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Capital	Stage	in Assets
Common stock issued $0.001 per share effective at inception on October 28, 2003			95,000,000	$95,000	$(94,999)	$—	$1
Additional capital contributed during period			—	—	849,999	—	849,999
Net loss (see Note 4)	—	—	—	—	(822,847)	—	(822,847)

Balance at March 31, 2004	—	—	95,000,000	95,000	(67,847)	—	27,153
Additional capital contributed during period (Consolidated )			—	—	1,150,000	—	1,150,000
Net loss (Consolidated)	—	—	—	—	—	(2,389,584)	(2,389,584)

Balance at December 31, 2004 (Consolidated)	—	—	95,000,000	$95,000	$1,082,153	$(2,389,584)	$(1,212,431)

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		Cumulative
		From Inception
		(October 28,
	Nine Months	2003)
	Ended	Through
	December 31, 2004	December 31, 2004
Cash flows from operating activities:
Net loss	$(2,389,584)	$(3,212,431)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,459	22,952
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other	5,157	(955)
Due from related parties	81,282	81,282
Other assets	(1,300)	(11,181)
Accounts payable	497,351	555,850
Accrued expenses	216,906	365,948

Total adjustments	816,855	1,013,896

Net cash used in operating activities	(1,572,729)	(2,198,535)

Cash flows from investing activities:
Purchase of equipment	(20,706)	(75,935)
Employee loans and advances	(26,993)	(30,545)

Net cash used in investing activities	(47,699)	(106,480)

Cash flows from financing activities:
Note Payable Ener1 Group	350,000	350,000
Contributed capital from equity investors	1,150,000	2,000,000

Net cash provided by financing activities	1,500,000	2,350,000

Net increase (decrease) in cash	(120,428)	44,985
Cash at beginning of period	165,413	—

Cash at end of period	$44,985	$44,985

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Splinex Technology Inc. ( “Technology”) was organized under the laws of the State of Delaware as a wholly owned subsidiary of Splinex, LLC, a Florida limited liability company (the “Predecessor”), to conduct the business and operations of the Predecessor. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), the Predecessor contributed substantially all of its assets, liabilities and operations to Technology. The financial statements include the accounts of Technology and the Predecessor (combined, the “Company”), and all material intercompany transactions have been eliminated. The Company began its development stage activity on October 28, 2003 (inception).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s Annual Financial Statements for the year ended March 31, 2004. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2004 found in Amendment No. 3 to the Technology Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 27, 2004 (Registration No. 333-116817).

Basis of Consolidation

The consolidated interim financial statements include the accounts of Splinex Technology Inc. and its wholly owned subsidiary, ANTAO Ltd., a limited liability company formed under the laws of Russia (“ANTAO”), since the date of acquisition, September 20, 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004, the Company did not have any amounts in excess of FDIC insured limits.

Foreign Currency Transactions

All transactions of the Company are denominated in U.S. dollars. The Company pays Russian research, programming and administrative costs under a U.S. dollar denominated agreement. The Company has not engaged in foreign currency hedging activities.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record employee stock option compensation at fair value. The Company has chosen to apply Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for its employee stock option grants. Under APB No. 25, if the exercise price of the Company’s stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense; otherwise, no compensation is recorded. SFAS No. 123 will be followed for disclosure purposes only. For transactions with persons other than employees, in which services were performed in exchange for stock or other equity instruments, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever is more readily measurable. No stock options have been granted during the periods presented.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development cost are capitalized. Capitalization of these costs ceases when the product is ready for production. The Company has expensed all software development costs since inception.

Revenue recognition

The Company expects to recognize revenues, net of sales returns and other allowances, from the licensing of products and from service revenues.

Product revenues will consist of revenues from end-user licenses (sometimes referred to as royalties) and fees for stand-alone software and technology under time-based or perpetual licenses. Service revenues will consist of fees from professional services, which will include fees for software development services, software maintenance contracts and customer training and consulting services.

The Company will recognize revenues in accordance with Statement of Position or “SOP” 97-2, “Software Revenue Recognition,” as amended, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and Staff Accounting Bulletin or “SAB” 104, “Revenue Recognition.” The Company will recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence exists for all undelivered elements of the arrangement and collection is determined to be probable.

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

On January 18, 2005, the Company completed a 95,000 for one stock split. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in-capital to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the stock split.

Advertising

Advertising expense was $653 and $8,962 for the three and nine months ended December 31, 2004, respectively.

Recently Issued Accounting Pronouncements and Interpretations

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The Statement amends the guidance of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not expect that SFAS 151 will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has had minimal revenues since inception. Management recognizes that the Company must raise capital sufficient to fund start up, development and marketing activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals. Management’s plans include continuing efforts to develop the Company’s first commercial product, borrowing funds under the revolving loan agreement described below, and raising additional capital.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor were required to contribute capital aggregating up to $2,000,000 to the Predecessor. All capital contributions required under the operating agreement have been paid. Effective April 1, 2004, a company that is affiliated with the Company through common ownership entered into a revolving loan agreement with the Company under which the Company may borrow up to $2,500,000 in aggregate principal through July 31, 2005. Borrowings under the facility were contingent upon the consummation of the merger of the Company with Ener1 Acquisition Corp., which was effected as of January 18, 2005. Loans under this agreement will bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding. The maximum amount the lender is required to loan under this agreement will be reduced by the proceeds from the sale of equity or debt securities by the Company or from any loans or other credit facilities extended to the Company prior to July 31, 2005. The Company borrowed $200,000 under this facility on February 7, 2005.

In the three months ended December 2004, Ener1 Group, Inc., an entity related by virtue of common ownership, loaned the Company $350,000 to fund working capital needs. During January 2005, Ener1 Group, Inc. loaned the Company an additional $450,000 to fund the Company’s working capital needs. These loans bear interest at an annual rate of 5% and must be repaid by the earlier of February 21, 2005 or five business days after the Company receives an aggregate of $1,250,000 from the following sources: (1) amounts borrowed under the revolving loan agreement, (2) any private investment in the Company or (3) the Company’s revenues.

Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment is visual communication software products and services. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. STOCKHOLDERS’ EQUITY RECAPITALIZATION

The Company has the authority to issue 300,000,000 shares of common stock having a par value of $0.001 per share. Each stockholder of common stock is entitled to one vote for each share held. The Company has the authority to issue 150,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

Prior to April 1, 2004, the Company operated through the Predecessor as a limited liability company. On April 1, 2004, the Predecessor contributed substantially all of its assets, liabilities and operations to Technology pursuant to a Contribution Agreement. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of the limited liability company were treated as a constructive distribution to the owners followed by a contribution of the capital to the new C Corporation. On April, 1, 2004, the effective date of the Contribution Agreement, the Company reclassified the accumulated deficit to date of $822,847 to additional paid in capital.

NOTE 5. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year or a monthly fee to each consultant of $8,333. Professional fees and consulting expenses for the nine months ended December 31, 2004 include $150,000 of consulting fees under these agreements.

The Company shares personnel with Ener1 Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership. In addition, Ener1 Inc. paid certain expenses of the Company related to the merger of the Company with Ener1 Acquisition Corp (discussed below under Note 8, “Subsequent Events”). Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $44,859 for its office space under a sublease with Ener1 Group, Inc. for the nine months ended December 31, 2004. Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, administrative wages and benefits are net of reimbursements of $17,160 for the nine months ended December 31, 2004, and research and development wages and benefits are net of reimbursements of $7,320 and $39,960, for the three and nine months ended December 31, 2004, respectively. Administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amounts of $12,120 and $29,290 for the three and nine months ended December 31, 2004, respectively.

The Company works with Russia-based scientists and programmers who were paid on the Company’s behalf under an agreement with a Russian consultant who handled administrative matters for the Company in Russia through July 2004. This consultant became an employee of the Company in July 2004. Between October 29, 2003 and July 1, 2004, the Company paid $141,800 (unaudited) to this consultant to pay the expenses of the Company’s operations in Russia. In March 2004, the consultant formed Splinex Outsourcing LLC to handle administrative and employment matters in connection with the Company’s Russian operations. In April 2004, a member of the Predecessor formed ANTAO to facilitate the payment of expenses to Splinex Outsourcing; ANTAO became a subsidiary of the Company on September 12, 2004. From July 2, 2004 through December 31, 2004, the Company paid $180,000 (unaudited) to ANTAO, of which ANTAO has retained $6,000 for minimum cash requirements and payment of its administrative expenses and paid $174,000 to Splinex Outsourcing LLC to date.

The owner of the outstanding securities of Splinex Outsourcing LLC has agreed to contribute these securities to ANTAO, at which time, if consummated, Splinex Outsourcing would become an indirect, wholly-owned subsidiary of the Company. Splinex Outsourcing LLC has minimal assets and liabilities and the contribution would be recorded at fair value. There are no immediate plans to complete this contribution of securities.

NOTE 6. ACQUISITION

On September 20, 2004, the sole stockholder of ANTAO contributed the outstanding stock of ANTAO to the Company. The acquisition was accounted for as a purchase and the net assets acquired were recorded at their fair value. Management determined that the fair value of the net assets acquired was insignificant. ANTAO’s sole asset at the date of contribution was cash of $2,509, which represents advances previously paid by the Company. This asset was offset by a liability of $2,509 for amounts due to Splinex Outsourcing LLC. ANTAO had operating expenses and an operating loss of $2,056 for the period through December 31, 2004. The results of operations of ANTAO have been included in the consolidated interim results of operations of the Company from the acquisition date.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingencies

In June 2004, the board of directors of the Company formally approved the 2004 Stock Option Plan (the “Plan”), which initially authorizes the issuance of grants to Company employees to purchase up to 5,000,000 shares of the Company’s common stock. After June 30, 2005, the Company may grant options to purchase up to the lesser of an additional 5,000,000 shares of the Company, 5 percent of the outstanding shares of the Company on such date, or an amount determined by the board of directors.

NOTE 8. SUBSEQUENT EVENTS

Merger with Subsidiary of Ener1, Inc.

On January 18, 2005, the Company and Ener1, Inc., an affiliated company controlled by certain direct and indirect beneficial owners of the membership interests of the Predecessor, completed the merger of Ener1 Acquisition Corp., a wholly-owned subsidiary of Ener1, Inc., into the Company (the “merger”) in exchange for 5,000,000 shares of the Company’s common stock. The Company survived the merger. Ener1, Inc. declared a dividend of the 5,000,000 shares that it received to its shareholders of record as of January 17, 2005 (the “distribution”). The Company registered the distribution on a registration statement on Form S-1 initially filed with the Securities and Exchange Commission on June 24, 2004 and declared effective on January 11, 2005. The dividend was paid on January 24, 2005. Immediately after the merger, and prior to the distribution, the Predecessor and Ener1, Inc. owned 95% and 5%, respectively, of the Company’s then-outstanding common stock. As a result of the merger and the distribution, the Company became a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934. The merger and the distribution are described further in the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 27, 2004 (Registration No. 333-116817).

Stock Split and Amendment of Certificate of Incorporation

As of the effective time of the merger on January 18, 2005, the Company effected a 95,000-for-one split of its common stock, and amended its Certificate of Incorporation to increase the authorized common stock to 300,000,000 shares and increase the authorized preferred stock to 150,000,000 shares.

Stock Option Plan and Stock Grants

Through February 14, 2005, the Company has issued options to purchase 4,825,000 shares of the Company common stock under the Plan. In January 2005, the Company’s board of directors awarded options to purchase an aggregate of 1,825,000 shares of the Company common stock to employees of the Company. These options have an exercise price of $0.10 per share, and vested 12.5% on the date of grant, 12.5% on June 24, 2005, and 12.5% every six months thereafter and expire on the ten-year anniversary of the grant.

On January 18, 2005, pursuant to an employment agreement dated September 1, 2004, the Company granted the following securities to its chief executive officer:

An option to purchase 2,000,000 shares of common stock. This option was granted under the Plan and has an exercise price of $0.20 per share. On January 18, this option was vested with respect to 222,223 shares, and the remaining shares vest at a rate of 55,555 per month over the following 32 months.

An option to purchase 1,500,000 shares of common stock. This option was not granted under the Plan and has an exercise price of $0.50 per share. This option will be fully vested upon the first to occur of (1) the date that the cumulative revenues of the Company exceed $50,000,000 or (2) September 1, 2009.

400,000 shares of restricted common stock. On January 18, the restrictions as to the transferability of such shares lapsed with respect to 133,333 shares. Commencing February 2005, restrictions with respect to the remaining restricted shares began to lapse the rate of 33,333 shares per month.

On January 25, 2005, the Company executed an employment agreement with a new executive who will serve as the vice president of research and development. The executive received an option to purchase 1,000,000 shares of common stock under the Plan with an exercise price of $0.20 per share and that will vest with respect to 250,000 shares on the one-year anniversary of the agreement, and at a rate of 20,833 shares per month thereafter. The Company also granted 250,000 shares of restricted common stock to the executive that will be subject to a lapsing right of forfeiture, which right will lapse with respect to 62,500 of the restricted shares on the first one-year anniversary of the agreement and at a rate of 5,208 shares per month thereafter. In addition, if the Company has not commenced development and committed funding of a specified research and development project by the first one-year anniversary of the commencement date of the executive’s employment, the Company will grant the executive an option to purchase 750,000 shares of the Company’s common stock with an exercise price per share equal to the fair market value on the date of grant. This option would vest in three equal installments beginning on the one-year anniversary of the date of grant.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to: statements regarding the expected release dates and future sales of our ,products; development of other products; statements regarding expected hiring levels, marketing plans and increases of other selling, general and administrative costs and research and development spending; and our product development strategy; and statements regarding financing requirements. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements.

The following discussion should be read in conjunction with our other filings with the Securities and Exchange Commission and the consolidated interim financial statements and related notes included in this Quarterly Report.

Overview

Splinex Technology Inc. (“Splinex”) develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. We believe end-users of our software products, such as mathematicians, scientists, graphic designers or digital artists working on complex graphical three dimensional problems, will experience greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical and artistic precision in representing, multi-dimensional mathematical objects and information.

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of December 31, 2004.

We were organized under the laws of the State of Delaware to conduct the business and operations of Splinex, LLC, our “Predecessor”. Effective April 1, 2004, Splinex, LLC reorganized as a corporation and, as a result, contributed its assets and liabilities and operations to us under a contribution agreement (the “Contribution Agreement”). Our financial statements include the accounts of Splinex Technology Inc. and our Predecessor, and all material inter-company transactions have been eliminated. We began activity October 28, 2003 (inception).

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We may borrow funds under a revolving loan agreement with an affiliate. At our current rate of expenditure, the funds available to us under the revolving loan agreement would be sufficient to fund our operations until June 2005, excluding the consideration of any forecasted revenues from the planned March 2005 launch and release of the nVizx™ family of products. Our independent auditor’s report on our financial statements for the period from inception (October 28, 2003) through March 31, 2004 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

Plan of Operation

During the period from inception on October 28, 2003 through October 1, 2004, our research and development activities were primarily directed towards developing core technologies and software libraries that could be used in various applications and market segments. Our software is based upon proprietary mathematic algorithms. Our software is intended to address workflow problems that have long been associated with the use, including the creation, manipulation, editing and rendering, of 3D graphics for digital content creation and with the related need to manage 3D information. We believe our software will enable more precise and rapid display of 3D surface and solid models, including models based on natural and synthetic data sources. We believe end-users of our products will be able to create and manage multi-dimensional information more quickly and accurately with less expensive computer hardware than presently required.

Since October 1, 2004, we have directed most of our software development activities to developing and releasing a commercial version of our Approlab software product, which is now called nVizx™, the first version of which we release will be designed for use with Mathematica. Mathematica is a third party technical computing software program published by Wolfram Research Inc. (“WRI”) with over 1 million users worldwide. Mathematica is used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation. nVizx™ for Mathematica will be an add-on (i.e., a product sold separately and used in connection with Mathematica) software program that allows Mathematica users to visualize sophisticated and complex multidimensional data and objects faster and with greater control and detail than is currently possible.

Since October 2004, we have increased our research and development activities using both internal employees and outside consultants to create and release a commercial version of nVizx™. We anticipate that the first version of nVizx™ will be commercially released and available for purchase in early March 2005.

We are developing joint marketing programs with WRI under which WRI will publicize nVizx™ for Mathematica on its web site and in other communication with the installed base of Mathematica users. WRI will refer purchasers of nVizx™ for Mathematica to Splinex for trial download and/or purchase of product. We plan to commence marketing nVizx™ for Mathematica during February 2005 both independently and in conjunction with WRI.

We expect the product life of the initial version of nVizx™, which is specifically targeted to users of Mathematica, will be 12 to 18 months coinciding with the anticipated availability of the next major release of the Mathematica software. Irrespective of the short sales cycle for it’s initial release, we believe that the promotion of nVizx™ by WRI will benefit Splinex and the nVizx™ family of products in the long term by giving us additional exposure and helping us grow our reputation in the industry.

Using our core software libraries, we plan to develop additional versions of nVizx™ as visualization add-ons for other technical computing software products similar to Mathematica. We also intend to develop additional commercial products for other applications using our core software libraries and technologies. We may also license our software and technology to users in various vertical markets.

We intend to raise additional capital to support and accelerate our product development, marketing and sales plans. At January 31, 2005, there is approximately $1,500,000 remaining available to us under the revolving loan agreement. During the next nine months, we intend to seek to raise up to $10,000,000 through debt or equity financing, including public or private sales of our securities. We are currently spending approximately $250,000 per month for operating and development expenses, and we expect to increase this spending level to market and sell nVizx™ and to commence additional development projects using our core technologies. If we are successful in raising additional capital, we plan to hire additional programmers, developers and other personnel and spend additional resources for sales, marketing and administration that could raise our operating expense level to approximately $400,000 per month in our fiscal year ending March 31, 2006.

As of December 31, 2004, we have no material planned capital expenditures.

Results of Operations for the Three and Nine Month Periods Ended December 31, 2004

We incurred losses of $2,389,584 for the nine months ended December 31, 2004. Our total operating expenses for the nine months ended December 31, 2004 of $2,382,696 included $350,316 for professional and consulting fees, $402,475 for selling, general and administrative wages and benefits, $293,359 for other selling, general and administrative costs, $824,226 for research and development costs and $512,320 of expenses related to the merger discussed below. Professional and consulting fees included costs of $40,187 for general legal expenses, of which $29,290 was payable to Ener1 Group to reimburse for the services of our general counsel, who is also an officer of Ener1 Group; $40,000 for audit fees; $150,000 for consulting fees paid to a director, Dr. Novak and a related party, Mike Zoi; $75,015 for executive recruiting fees related to our search for a chief executive officer; and $37,803 in consulting fees paid for marketing, administration and finance professionals. Other administration costs include rent and related costs of $45,192, outsourced web site and computer servicing costs of $83,836 and travel and related costs of $67,923. Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our administrative and research and development wages and benefits are net of reimbursements of $17,160 and $39,960, respectively, for the nine months ended December 31, 2004.

We incurred losses of $901,610 for the three months ended December 31, 2004. Our total operating expenses of $894,698 included $88,075 for professional and consulting fees, $161,435 for selling, general and administrative wages and benefits, $96,964 for other selling, general and administrative costs, $380,581 for research and development costs and $167,643 of expenses related to the merger discussed below. Professional and consulting fees included costs of $12,175 for general legal expenses, of which $12,120 was payable to Ener1 Group to reimburse for the services of our general counsel, who is also an officer of Ener1 Group; $20,000 for audit fees; $150,000 for consulting fees paid to a director, Dr. Novak and a related party, Mike Zoi; and $5,900 in consulting fees paid for marketing, administration and finance professionals. Other administration costs include rent of $15,231, outsourced web site and computer servicing costs of $27,350 and travel and related costs of $32,716. Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our research and development wages and benefits are net of reimbursements of $7,320 for the three months ended December 31, 2004.

Historically, we have outsourced the majority of our research and software development services to Russia-based scientists and programmers. From inception through March 31, 2004, our research and development expenses consisted primarily of payroll and related expenses for these Russia-based programmers and administrative costs, which include rent and related facility costs, computer-related expenses such as personal computers, software and related supplies and equipment. During fiscal 2004, we outsourced programming work to 27 scientists and programmers in Russia. Between March 2004 and August 2004, five of these Russian scientists and programmers moved to the United States and began working in our Florida offices as our employees.

Research and development expenses for the nine months ended December 31, 2004 of $824,226 include $223,000 for wages and administrative costs of our Russian-based scientists and programmers, $357,588 for wages and benefits paid to U.S. based programmers, $146,088 for software consultants, and $75,187 for immigration and employee relocation costs. Research and development expenses for the three months ended December 31, 2004 of $380,581 include $79,000 for wages and administrative costs of our Russian-based scientists and programmers, $164,215 for wages and benefits paid to U.S. based programmers, $53,997 for software consultants, and $64,594 for immigration and employee relocation costs. The wages and benefits of our U.S. based research and development department are currently approximately $900,000 on an annualized basis. Our Russia based programming costs are currently approximately $300,000 on an annualized basis. We expect both of these expenses to increase substantially in the future as development activities increase.

Costs incurred in connection with the merger and becoming a public company of $512,320 include legal expenses of $321,485, audit fees of $122,832, and estimated printing and other costs of $68,003.

We expect that our administrative expenses will increase substantially as we build our corporate infrastructure and hire additional administrative and management staff. We have entered into consulting agreements with two related parties, one of whom is our director and former president, Dr. Peter Novak. We paid these consultants $150,000 during the nine months ending December 31, 2004. Also, as a public reporting company, we expect our legal and accounting costs will increase in connection with compliance with reporting requirements under the Securities Exchange Act of 1934, and we expect that our investor relations and communications costs will also increase. Our administrative expenses include compensation for our chief executive officer for the four months since he commenced employment on September 1, 2004; his annual salary is $275,000.

Selling and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions and travel costs. Sales and marketing costs are expected to be a significant percentage of revenues in future years as we release additional products. We believe selling and marketing expenses in absolute dollars will increase significantly in the short-term particularly for advertising and marketing beginning in February 2005 as we launch our nVizx™ for Mathematica product.

On January 18, 2005, Splinex and Ener1, Inc., an affiliated company controlled by certain direct and indirect beneficial owners of the membership interests of our predecessor, Splinex, LLC, merged a subsidiary of Ener1, Inc. into Splinex in exchange for 5,000,000 shares of Splinex’s common stock. Splinex survived the merger. Ener1, Inc. declared a dividend of the 5,000,000 shares that it received to shareholders of record as of January 17, 2005 (the “distribution”). We registered the distribution by Ener1, Inc. of our common stock on a registration statement on Form S-1 filed with the Securities and Exchange Commission. The dividend was paid on January 24, 2005. Immediately after the merger, and prior to the distribution, Splinex, LLC and Ener1, Inc. owned 95% and 5%, respectively, of our then outstanding common stock. As a result of the merger and the distribution, we became a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934. The merger and the distribution are described further in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 27, 2004 (Registration No. 333-116817).

Liquidity and capital resources

At December 31, 2004, we had negative working capital of $1,288,433 and cash of $44,985. Effective January 18, 2005, we became eligible to borrow up to $2,500,000 under a revolving loan agreement.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Splinex is in the development stage and has had minimal revenues since inception. Management recognizes that we must raise capital sufficient to fund start up and development activities until such time as we can generate revenues and net cash flows in amounts necessary to enable us to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Splinex achieving these goals. Management’s plans include continuing efforts to develop our first commercial product, borrowing funds under our revolving loan agreement, and raising additional capital.

In accordance with the funding provisions in Splinex, LLC’s operating agreement, certain members of Splinex, LLC were required to contribute capital aggregating up to $2,000,000 to Splinex, LLC. All capital contributions required under the operating agreement have been paid. Effective April 1, 2004, a company that is affiliated with us through common ownership entered into a revolving loan agreement with us under which we may borrow up to $2,500,000 in aggregate principal through July 31, 2005. Borrowings under the facility were contingent upon the consummation of the merger of the Company with Ener1 Acquisition Corp., which was effected as of January 18, 2005. Loans under this agreement will bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding. The maximum amount the lender is required to loan under this agreement will be reduced by the proceeds from the sale of equity or debt securities by Splinex or from any loans or other credit facilities extended to us prior to July 31, 2005. We borrowed $200,000 under this facility on February 7, 2005.

In the three months ended December 2004, Ener1 Group, Inc. loaned us $350,000 and during January 2005 loaned us an additional $450,000 to fund our working capital needs. These loans bear interest at an annual rate of 5% and must be repaid by the earlier of February 21, 2005 or five business days after we receives an aggregate of $1,250,000 from the following sources: (1) amounts borrowed under the revolving loan agreement, (2) any private investment in our company or (3) Splinex’s revenues. We expect to repay these loans from Ener1 Group from the proceeds of the revolving loan agreement.

We are currently spending approximately $250,000 per month for operating and development expenses. At our current rate of expenditure, the funds available to us under the revolving loan agreement would be sufficient to fund our operations until June 2005, excluding the consideration of any revenues we generate from planned March 2003 launch and release of our nVizx™ for Mathematica product. We estimate that we need approximately $2 million in new capital to execute our product development, sales and corporate strategy for our fiscal year ending March 31, 2006 as it relates to extending the nVizx™ family of products. During the next nine months, we intend to seek to raise up to $10,000,000 inclusive of the aforementioned $2 million through debt or equity financing, including public or private sales of our securities so we can commence new product development activities during our fiscal year ending March 31, 2006. If we are successful in raising additional capital, we plan to hire additional programmers and developers and other personnel and spend additional resources for sales, marketing and administration that could raise our operating and development expense level to approximately $400,000 per month during our fiscal year ending March 31, 2006. There can be no assurance that we will earn significant or increasing revenues or that we will be able to achieve or sustain profitability.

If we are not able to raise a minimum of $2,000,000 of capital, we would delay or curtail our product development activities and planned increases in sales, marketing and research and development expenses. If we are unable to raise $10,000,000 in capital, we would need to alter our business model, reduce the number of planned additional product launches, and consider alternative revenue models, including licensing some of our planned products for development by other companies. Under these circumstances, our revenues and revenue growth may be negatively affected.

Prior to April 1, 2004, we operated through Splinex, LLC as a limited liability company. On April 1, 2004, Splinex, LLC contributed all of its assets, liabilities and operations to us. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of Splinex, LLC were treated as a constructive distribution to the members of Splinex, LLC followed by a capital contribution to Splinex Technology. On April, 1, 2004, the effective date of the Contribution Agreement, we reclassified the accumulated deficit to date of $822,847 to additional paid in capital.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at December 31, 2004.

Off-balance sheet arrangements

At December 31, 2004, we did not have any off-balance sheet arrangements, as defined in tem 303(c)(4)(2) of SEC Regulation S-B.

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on our financial position, results of operations or cash flows as we do not have any VIEs.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on our results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The Statement amends the guidance of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that SFAS 151 will have a material effect on our financial position, operations or cash flows when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

During the nine months ended December 31, 2004, our management, board of directors and audit committee have taken, and continue to take, steps to improve our internal controls over financial reporting. In June 2004, we retained a chief financial officer who has established and implemented documentation and closing procedures for all transactions and contract management procedures. Our chief financial officer has also implemented policies and procedures designed to ensure that financial statements are prepared in conformity with Generally Accepted Accounting Principles.

To enable more effective monitoring of our operations and financial results and address the potential internal control weaknesses resulting from our relatively low number of personnel and inability to segregate duties, we have increased the scope and frequency of management review of transactions, instituted limits on the ability to initiate wire transactions, and purchased a new accounting enterprise resource planning system that has additional internal control functions, which we expect will be installed and implemented during the next 90 days.

In addition, our board of directors established an audit committee in December 2004. Our audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include:

Selecting and hiring our independent auditors.

Evaluating the qualifications, independence and performance of our independent auditors.

Approving the audit and non-audit services to be performed by our independent auditors.

Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies.

Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.

Reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations.

Preparing the audit committee report that the Securities and Exchange Commission requires in our annual proxy statement.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material affect on our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2005, under the terms of an employment agreement with our chief executive officer, we granted 400,000 shares of restricted common stock that are subject to a lapsing right of forfeiture. The right of forfeiture lapsed immediately upon issuance with respect to 133,333 shares, and lapses thereafter at the rate of 33,333 shares per month until fully lapsed. No cash consideration was paid for these restricted shares.

On January 25, 2005, under the terms of an employment agreement with our vice president of research and development, we granted 250,000 shares of restricted common stock that are subject to a lapsing right of forfeiture. The right of forfeiture will lapse with respect to 62,500 of the shares on the one-year anniversary of the employment agreement and at a rate of 5,208 shares per month thereafter until fully lapsed. No cash consideration was paid for these restricted shares.

On January 24, 2005, we issued 20,629 shares of restricted common stock to Ener1 Group, Inc., an affiliated company, in partial reimbursement for certain expenses paid for by Ener1 Group, Inc. at a value of $0.25 per share.

All of these securities issuances were private placements exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit
Number	Description
2.1
Agreement and Plan of Merger among Ener1 Acquisition Corp., Registrant and Ener1, Inc., dated as of June 9, 2004, incorporated herein by reference to Exhibit 2.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

2.2
First Amendment to Agreement and Plan of Merger among Ener1 Acquisition Corp., Registrant and Ener1, Inc., dated as of October 13, 2004, incorporated herein by reference to Exhibit 2.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

2.3
Second Amendment to Agreement and Plan of Merger among Ener1 Acquisition Corp., Splinex and Ener1, Inc., dated as of December 23, 2004, incorporated herein by reference to Exhibit 2.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

3.1
Certificate of Incorporation of Splinex, incorporated herein by reference to Exhibit 3.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.2
Certificate of Merger of Splinex, incorporated herein by reference to Exhibit 3.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.1
Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004 incorporated herein by reference to Exhibit 10.13 to Splinex’s Amendment No. 2 to the Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.2
Amendment to Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 17, 2004 incorporated herein by reference to Exhibit 10.14 to Splinex’s Amendment No. 2 to the Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.3
Employment Agreement between Christian Schormann and Splinex dated January 12, 2005, incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K filed with the Commission on January 25, 2005.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinex Technology Inc.
February 14, 2005	By:	/s/ Gerard A. Herlihy
		Name:	Gerard A. Herlihy
		Title:	Chief Financial Officer