Form 10KSB
period 2005-03-31
Splinex Technology Inc.
filed 2005-06-30
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to_________________

Commission file number 000-51108

Splinex Technology Inc.

(Name of small business issuer in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

550 W. Cypress Creek Road Suite 410
Fort Lauderdale, FL 33309
(Address of principal executive offices)

(954) 660-6565
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $48.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no public market for the issuer’s common stock.

At June 27, 2005, the number of shares outstanding of the issuer’s common stock was 100,670,270 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SPLINEX TECHNOLOGY INC.
Form 10-KSB
For the Year Ended March 31, 2005
INDEX

PART I

Item 1. Description of Business

Overview

Splinex Technology Inc. (“Splinex”) develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. We believe end-users of our software products, such as mathematicians, scientists, graphic designers or digital artists working on complex, graphical three-dimensional problems, will experience greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical and artistic precision in representing, multi-dimensional mathematical objects and information.

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our common stock with the U. S. Securities and Exchange Commission (the “Commission”), and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of March 31, 2005.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We may borrow funds under a revolving loan agreement with an affiliate. At our current rate of expenditure, the funds available to us under the revolving loan agreement would be sufficient to fund our operations through August 2005, excluding the consideration of any revenues from the sale of our products. Our independent auditor’s report on our financial statements for the year ended March 31, 2005 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations, or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

We have taken, and continue to take, steps to address our need for additional capital. We began significant marketing and sales activities for our nVizx™ product line in late June 2005 under a marketing and distribution agreement (the “Reseller Agreement”) with a leading mathematical computational software developer. In addition, we implemented cost reduction measures including salary deferrals beginning in June 2005 and have deferred or delayed payments to some vendors until we achieve positive cash flow. We are also exploring raising capital through sales of our securities in order to fund our operations until we achieve positive cash flow from operations.

Company History

We were organized under the laws of the State of Delaware in February 2004 to conduct the business and operations of Splinex, LLC, a Florida limited liability company (our “Predecessor”). Effective April 1, 2004, Splinex, LLC reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us under a contribution agreement. Our financial statements include the accounts of Splinex Technology Inc. and our Predecessor, and all material inter-company transactions have been eliminated. We began activity October 28, 2003 (inception).

On January 18, 2005, we merged with a subsidiary of Ener1, Inc., an affiliated company controlled by certain direct and indirect beneficial owners of the membership interests of our Predecessor (the “Merger”). We survived the Merger and issued 5,000,000 shares of our common stock to Ener1, Inc. in the Merger. Ener1, Inc. declared a dividend of the 5,000,000 shares that it received to its shareholders of record as of January 17, 2005 (the “Distribution”). The dividend was paid on January 24, 2005. Immediately after the Merger, and prior to the Distribution, Splinex, LLC and Ener1, Inc. owned 95% and 5%, respectively, of our then outstanding common stock. We registered the Distribution by Ener1, Inc. of our common stock on a registration statement on Form S-1 filed with the Commission. As a result of the Merger and the Distribution, we became a public reporting company subject to the information and reporting requirements of the Securities

Exchange Act of 1934. The Merger and the Distribution are described further in our Registration Statement on Form S-1, filed with the Commission on December 27, 2004 (Registration No. 333-116817).

Our principal executive offices are located at 550 W. Cypress Creek Road, Suite 410, Fort Lauderdale, Florida 33309. Our telephone number is (954) 660-6565 and our website address is www.splinex.com.

While we intend to operate our business as described in this document, we are a new company with a limited operating history. As we further develop our products, expand our market presence, and grow our business, our experience, changes in market conditions, and other factors outside our control, may require us to alter our market focus and anticipated methods of conducting our business.

Our Technology

Our software is based upon proprietary mathematic algorithms developed by, or exclusively on behalf of, our company. Our software is intended to address workflow problems that have long been associated with the use, including the creation, manipulation, editing and rendering, of 3D graphics for digital content creation and with the related need to manage 3D information. We believe our software will enable more precise and rapid display of 3D surface and solid models, including models based on natural and synthetic data sources. For the end-user of our products, this may allow faster results with greater levels of accuracy while requiring less expensive computer hardware than presently required.

Market opportunity

We believe that most individuals, professionals and businesses that use graphics software currently face two primary types of image visualization problems. One problem is the inability to rapidly and precisely visualize natural 3D objects generated by laser radar scanners or other capture devices such as digital cameras. The second problem is the inability to rapidly and precisely visualize synthetic multi-dimensional objects, which are objects derived from mathematical equations or formulas.

We believe that these two problems have hindered the adoption and growth of 3D information management and 3D digital content creation software and technology. Technology and software currently available in the market are often not capable of delivering precise and rapid visualization of 3D information unless the end-user is willing to invest in high cost proprietary computer hardware for processing, storing and transmitting the 3D objects.

Our Strategy

Our strategy is to target markets, customers and software applications where productivity and visual comprehension, particularly those involving large data files and/or complex relationships, is currently hampered by the limited speed and precision available with the visualization and 3D solid and surface modeling software products and technology available in the market today. We will also provide technical support, professional consulting services and perform non-recurring engineering services as demand warrants.

We intend to obtain and increase our share of the visualization and multi-dimensional solid and surface modeling software markets by doing the following:

•	Pairing our products, and marketing, with leading providers of technical computing and imaging software. We will seek to provide specialized software in marketing alliances with leading companies in order to build our name recognition and brand loyalty. In June, 2005 we entered into a marketing and distribution agreement with Waterloo Maple Inc. (“Maplesoft”), a leading provider of technical computing software.

•	Targeting organizations with a large number of employees who use software products that can be effectively paired with our products. We are developing our products for use by end-users in large collaborative environments ranging from universities to for-profit corporations. We believe that it is possible to achieve sales to these customers and organizations over the Internet based on targeted Internet-based marketing techniques that reach existing software product end-users by offering them sample/trial use of our products. Specifically, we will target organizations that have a large number of employees using products such as AutoCAD®, Catia®, Mathematica®, MatLab®, Inventor®, SolidWorks® and other products.

•	Embedding our software. We intend to pursue opportunities to license our software and technology in software applications whose users can benefit from improved visualization capabilities. We believe that embedding our software in such a manner will also help establish our brand name. To date, we have no formal licensing agreement with any company.

•	Continuing to invest in research and development. We intend to continue to invest in research and development in order to develop our products. As of June 1, 2005, 90% of our full and part-time employees and independent contractors were engaged in research and development activities. In addition, we maintain close ties with numerous leading technical universities in Russia which provides us with access to the latest research into new technologies.

•	Protecting intellectual property rights. We believe our software is superior in part because it is based on unique problem-solving algorithms and mathematical procedures. We will pursue new patent filings as our research team develops patentable processes. We also intend to apply for patent protection on a country-by-country basis as needed to protect our intellectual property rights if we decide to pursue sales outside of North America. In addition, we will copyright our software where possible and take measures we believe are appropriate and commercially reasonable to protect our trade secrets.

•	Software programming based on open industry standards. We will adhere to industry standards such as OpenGL throughout our product line. We believe that adherence to open standards will strengthen our market position because our prospective customers prefer products that conform to open standards.

Principal Products and Their Markets

Our principal product is nVizx, a software program that allows users to visualize sophisticated and complex multi-dimensional data and objects faster and with greater control and detail than was previously possible with other products. The first versions of nVizx are add-ons (i.e., a product sold separately and used in connection with the technical computing software) which were released for use with Mathematica and Maple, two third-party technical computing software programs published by Wolfram Research Inc. (“WRI”) and Waterloo Maple, Inc., respectively. Mathematica and Maple are programs used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation.

According to public statements made by the developers of computation products including Mathematica and Maple, there are currently more than seven million users of computation products worldwide. We expect the demand for increased visualization requirements will rise in correlation with the use of increasingly large data sets and demand for more sophisticated and richly detailed models.

We began marketing nVizx v1.5 for Maplesoft in June 2005 under a Reseller Agreement with Waterloo Maple Inc., the developer of Maplesoft software. Under the Reseller Agreement, Maplesoft and Splinex will conduct a number of joint marketing efforts. Maplesoft’s sales force will actively market the product and Maplesoft will publicize and make nVizx for Maplesoft v1.5 available for purchase on its web site and engage in other marketing and sales activities.

Using our core software libraries, we plan to develop additional versions of nVizx as visualization add-ons for other technical computing software products similar to Mathematica and Maple. We also are developing a version of nVizx specifically for use with spreadsheet products like Microsoft Excel. In addition, we intend to develop derivative products for other applications using our core software libraries and technologies. We may also license our software and technology to users in various vertical markets.

As use of nVizx grows among users of technical computing software, and market awareness of our products develops, we expect business opportunities associated with developing and selling specialized high-value, high-margin application- specific versions of nVizx and derivative products to increase. We anticipate that these opportunities, which may include working with other software providers, will be driven in part by the desire of end-users for comprehensive solutions that are tailored to the unique feature and workflow requirements of their specific markets. Our strategy is to seek out market opportunities for the sale of specialized versions of nVizx or derivative products, and associated specialized consulting and support services. For example, we are investigating the opportunity to develop a software product that will enable financial markets to more efficiently model and visualize complex financial relationships to determine optimal bond pricing, and the opportunity to develop a software product to assist with the design of logistics networks and optimization of gate slotting at an airport.

Distribution

All of our current products are marketed and sold on the Internet through our website where they are also made available for download and limited free trial. Also, under the Reseller Agreement, our nVizx v1.5 for Maplesoft product became available for sale in June 2005 through Maplesoft’s distribution channels including their web store, their direct sales force and their worldwide network of resellers. To complement our web store sales, we may hire direct salespersons and independent representatives to assist in the sales process.

Advertising and promotion

We market our products to end-users through a variety of methods, including:

•	providing direct sample/limited trial offers and sales through direct mail campaigns and over the Internet;

•	through search engine and similar key word technology on the Internet;

•	distributing trial and sample versions of our programs at seminars and industry events;

•	buying sponsored search links, such as AdWords offered by Google, Inc., and banner advertising on the Internet;

•	entering into alliances with other software companies;

•	through dealers, distributors and third-party sales representatives; and

Customer service and support and training

We currently offer technical support and customer service through in-house staff. We educate and inform our customers about the use of our products through documentation included with our products and on-line informational services on our website, such as community sections for discussion, opinion, advice and commentary, and though regular webinars, which are web-based training sessions.

Sources and availability of physical product components

We expect most of our customers to download the purchased product and related manuals over the Internet. For customers who want to purchase a physical product consisting of a CD-ROM and printed manuals, we make a physical product kit available at no extra charge. To date, we have not experienced difficulties in obtaining raw materials for the manufacture of our products, the replication of CD-ROMs, or the printing and assembly of components and do not expect to in the future

Dependence on a few major resellers

We are a new company without a significant sales force and limited visibility in the market. Initially we expect to rely on a small number of resellers such as Maplesoft, with well established international sales and distribution networks, for the majority of our sales. We also intend to leverage sales by these resellers to increase the market awareness of our products and company.

Our intellectual property

Our provisional and utility patent applications

We have currently on file five provisional patent applications and one utility patent application with the United States Patent and Trademark Office that cover the underlying technology in several of our existing and planned products. These provisional and utility patent applications are for problem-solving formulas and mathematical procedures that we believe are unique and allow a more efficient representation or management of three-dimensional graphic data.

The provisional patent process

Since June 8, 1995, the U.S. Patent and Trademark Office has offered inventors the option of filing a provisional application for patent, which is designed to provide a lower-cost first patent filing in the United States. A provisional application for patent allows filing without a formal patent claim, oath or declaration, or any information disclosure statement and provides the means to establish an early effective filing date. It also allows the applicant to use the term “Patent Pending.”. It allows the holder to provide proof of the date that the invention was first submitted to the U.S. Patent and Trademark Office, but does not allow the holder to sue others for infringement. Provisional patent applications are confidential and are not released to the public.

A provisional application for patent has a term of 12 months from the date the provisional application is filed. The 12-month term cannot be extended. During the term, the inventor can determine whether it is beneficial to incur the additional cost of prosecuting a non-provisional patent application. The provisional application can be converted to a non-provisional utility or design patent application by filing the non-provisional application with a specific reference to the provisional application.

Trademarks

We have filed a trademark registration application for Splinex. We may also seek to register some of our product names and logos internationally, if we determine that such registration is prudent.

Protection of our intellectual property

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. To protect our proprietary information we rely primarily on a combination of patent and trademark protection, anti-piracy measures, copyrights, trade secret and confidentiality procedures, and contractual confidentiality provisions.

We also use contractual provisions to protect many of our intellectual property rights. We require employees, consultants and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements. We require all employees and consultants to sign invention assignment agreements.

Research and development

Our research and development expenses were $113,800 and $1,208,722 for the period from inception through March 31, 2004 and for the year ending March 31, 2005, respectively. Research and development expenses for the year ended March 31, 2005 represent approximately 44% of our fiscal year 2005 operating costs. Our research and development activities, which consist primarily of computer programming development, are conducted by seven full time scientists and mathematicians at our facilities in Fort Lauderdale, Florida and by approximately 30 software engineers, scientists, mathematicians and graphic designers employed by Splinex Outsourcing, LLC, a Russian limited liability company located in Ekaterinburg, Russia.

We began working with Russia-based programmers in October, 2003. Initially, the expenses of our Russian operations were paid on our behalf by a Russian consultant who handled administrative matters for us in Russia. We agreed to pay this consultant $20,000 per month to fund our Russian operations, including all costs associated with our development efforts in Russia, including wages and benefits paid to Russian personnel, rent and computer-related expenses. We agreed to increase this amount to $24,000 per month in January 2004. In March 2004, the consultant formed Splinex Outsourcing to handle administrative and employment matters in connection with our Russian operations. Splinex Outsourcing generally seeks to enter into invention assignment, consulting and other agreements with the employees, consultants, contractors and vendors involved in our development efforts in Russia as necessary to secure our intellectual property rights. In July 2004, the Russian consultant became an employee in our Fort Lauderdale offices.

Between July 2004 and September 2004, we had an arrangement with ANTAO, Ltd., a company formed by one of the members of Splinex, LLC, our majority stockholder, to be the administrative vehicle for our development efforts in Russia, under which we forwarded funds to ANTAO to forward to Splinex Outsourcing and to cover ANTAO’s administrative costs and taxes. In September 2004, all of the outstanding stock of ANTAO was contributed to us and it became our wholly-owned subsidiary. The owner of the outstanding securities of Splinex Outsourcing has agreed to contribute these securities to ANTAO at which time Splinex Outsourcing would become our indirect, wholly-owned subsidiary. Currently, Splinex Outsourcing has a nominal amount of assets, primarily computers and office furniture, and the contribution would be recorded at fair value. We do not have any plans to effect this contribution in the near future.

Our Customers

We intend to target sales of our products and services to two primary customer groups:

•	end-users: educational and commercial creators of sophisticated computational and analytic model, and end-users of digital content creation and 3D information management software; and

•	original equipment manufacturers or “OEMs”, and software vendors: businesses that bundle software with image capture devices such as laser radar scanners, and software vendors who provide 3D information management software to businesses and bundle third-party software.

Educational and commercial end-user markets

We intend to market our products to end-users who create sophisticated computational and analytical models, digital content, or manage 3D information.

     Potential customers in this market segment include:

•	engineers, architects and mechanical and civil engineering designers that use computer aided design, or “CAD” and computer aided manufacturing, or “CAM”, software;

•	biometrics and forensics professionals;

•	digital artists such as animators, graphic designers, web designers, videographers and photographers;

•	medical imaging specialists;

•	geographers, aerial and satellite image processing specialists, geologists and other workers in the earth and environmental sciences (use of digital imaging in these fields is known as “geomatics”);

•	national security and military applications professionals and contractors; and

•	mathematics, science and engineering educational institutions and students.

We believe that as demand has increased for more sophisticated computational and analytical models for applications ranging from options pricing for the financial markets to MRI analysis in the medical field, so has the need to effectively and quickly communicate the information, visually.

We also believe that a growing number of the end-users listed above will need to rapidly and accurately convert laser radar scanner-generated data files. These files typically consist of “point clouds” which are collections of three- dimensional data points typically obtained through digital imaging or scanning. These data appear as “dots” or “points” to the human eye. To be of greatest value to the end-user, these point clouds must be converted into accurate visual scenes that human eyes can interpret. Among the many applications for these point clouds is the comparison of “as-built” objects, such as comparing an existing building with its original plans in order to create new plans or make modifications. When these files are large, the comparisons may be difficult or slow on typical desktop or laptop computers. Our software enables more rapid comparisons between these visual scenes and previously stored data using basic computing tools such as a personal computer running Microsoft Windows XP®.

OEM and software vendor markets

     We will seek to have our software and our underlying technology integrated with software products offered by leading technical computing and image manipulation software providers. The companies who sell these applications are generally seeking ways to differentiate their products from competitors, increase or maintain average selling price, gain market share and lower product development costs/risks. We believe these customers will be better able to achieve these goals if they incorporate software modules based on our technology into their products because we believe our technology can significantly enhance their visualization products and/or related services. We are investigating the creation of software modules that can be used to enhance products and services used in the following fields:

•	Medical imaging. Medical imaging generally involves the use of advanced electromagnetic, ultrasonic and radiological imaging devices for scanning internal structures in human bodies. Magnetic resonance imaging, or “MRI”, is one of the most complex and one of the fastest-growing forms of diagnostic imaging. Software associated with MRI devices is used to create graphical representations of scan data in order to assess existing medical conditions. The key technical challenge for medical imaging is to visualize, accurately and in near-real time, image features that indicate pathology or disease. We believe our technology will be of value in medical imaging because it allows the user to manage larger amounts of data than other technologies and subsequently remove redundant data points from relatively large data files with over 5 gigabytes (a “gigabyte or “GB” is a measure of computer data storage capacity). We believe that these two capabilities will help generate enhanced visual images to be used by trained medical personal with personal computers to assess findings and make more accurate and timely diagnoses.

•	Geomatics imaging. Geomatics is the science of measurement, analysis, management, storage and display of Earth-related data in digital form. Geomatics imaging generally involves the use of imaging from satellites and radar devices to scan existing topographic, atmospheric or subsurface conditions. In simple terms, geomatics is a digital method for creating highly detailed and accurate maps. The key technical challenge is to transform, accurately and in near-real time, large data files containing over 100GB of data into accurate visual scenes. This must be done accurately (to the nearest centimeter in some cases) and in near-real time and may require the fusing of these images with existing topological data. The goal is to use personal computers to identify target objects or make data comparisons against existing geomatics data sets. Visual images highlighting differences (using false color to emphasize differences, as an example) can be generated for use by a trained geomatics specialist or non-professional.

•	Terrestrial imaging. Terrestrial imaging generally involves the use of advanced optical and laser radar devices to scan existing structures such as buildings, bridges and roads. The key technical challenge is to obtain and process large data files that may combine photographic and radar images. This processing needs to occur in near-real time and be accurate to the nearest millimeter. The files typically contain over 10GB of data. Scanned data are commonly transformed into visual scenes that professionals with CAD-capable personal computers can use in the field to rapidly find target objects or make dimensional comparisons among data sets.

•	Metrological imaging. Metrology is the science of measurement. It includes the field of biometrics, or measuring human dimensional characteristics. Imaging for metrology generally involves the use of advanced optical and laser radar scanner devices combined with calibrated high resolution digital photographic images which are referred to as photogrametric images. For example, the contour of the upper part of a human face measured with a high degree of precision can be reliably used for biometric identification of individuals. The key technical challenge is to transform, accurately and in real time, relatively small data files into visual scenes that are accurate to the nearest micron. The goal is to allow professionals in the field using personal computers to make rapid data comparisons against existing mechanical drawings or existing stored biometric data. Aircraft, automotive and heavy equipment manufacturers, for example, use metrological imaging to determine if finished components deviate from design specifications.

•	Entertainment imaging. The use of computer generated original images and objects such as backgrounds, characters and special effects, as well as scanned data to assist in digitally re-creating locations, continues to grow in the film, commercial, corporate and computer gaming markets. These markets are typically characterized by a constant need to provide higher quality and more realistic images to meet consumers’ growing demand. One example is the use of optical motion capture products which track and record performances of people while they move on a stage and whose data is then converted for use with digital characters in computer games to make the player movements more realistic.

•	Seismic and sonar scan arrays imaging. Geologists, civil engineers and earth scientists use seismic and sonar data for oil and mineral exploration and for fundamental geophysical research. The technical challenge is to process 3D image data sets into usable forms for use with personal computers more quickly and cost-effectively than is currently possible.

•	National security & military imaging. National security imaging generally involves the use of advanced optical and laser radar devices to accurately determine existing shapes for mechanical or biometric conditions. The key technical challenge is to transform, accurately and in real time, relatively small data files typically containing less than 1GB of data into visual scenes accurate to the nearest micron. The primary objective in biometric and surveillance imaging is to rapidly assess whether objects in the scanned scene represent a threat. Ideally this would be accomplished by using personal computers or desktop computers. This task involves identification of target objects, conditions or people by making comparisons against stored data sets. Portal and facility surveillance and cargo container inspection are examples of national security imaging.

Competition

In general

The markets for visualization software and technologies are numerous and very diverse. The majority of vendors choose to focus on sales in a specific vertical market segment such as satellite imagery, medical imaging, oil & gas exploration, or metrology.

Our current strategy for nVizx is to sell it as an add-on product for general purpose technical computing programs such as Mathematica and Maple. Competition in some segments of the market is intense, due to the fact that certain companies, such as Wolfram Research, offer plug-in visualization software for their flagship products. Furthermore, competing software programs are also available for free download on the internet (“freeware”).

The products we primarily compete with in the professional end-user market segment are Dynamic Visualizer ™ distributed by Wolfram Research and Simulink™ distributed by The MathWorks. Dynamic Visualizer, like nVizx for Mathematica, can be used to create 3D graphics using data from Mathematica. We believe nVizx for Mathematica has a richer features set, provides for higher levels of interaction, and offers higher performance than competing products.

Many products available today such as Mathematica™, MatLab™, Maple™ and MathCAD™ include some of the basic functionality found within our products. As the demand for visualization within the add-on market for nVizx grows, we anticipate producers of computational software will respond by providing additional visualization capabilities in their products. These producers may seek to accomplish this by developing new products in-house, licensing software and/or technology or entering into reseller agreements with companies such as ours.

The overall market for visualization software and technologies includes many different segments. Our competitors include several large, well-funded companies, as well as many smaller and private companies. Many of our competitors and potential competitors may have greater name recognition and financial, technical, and/or marketing resources than we have. They may be able to devote greater resources to the development, promotion and sale of their products than we can. Competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income. Potential customers may have concerns about purchasing from us because of our size relative to larger competitors.

Many of our future potential competitors operate both internationally and regionally, and many of them have well-recognized product lines that will compete with us in a wide range of our planned products. As we begin our marketing efforts into new market segments, we will be at a disadvantage to established competitors until we develop brand recognition and customer loyalty for our products. We also expect competition from other emerging companies. We expect competition to persist and intensify as the multi-dimensional visualization markets develop and competitors develop additional product and service offerings.

We believe that the principal competitive factors in our industry are:

•	the ability to continue to create innovative and relevant technology;

•	the quality and breadth of product and service offerings;

•	the ease and speed with which a product can be integrated with existing customers’ software and systems, embedded in semiconductors, integrated with a manufacturer’s existing internal systems and deployed to end-users;

•	whether the software operates efficiently within numerous environments;

•	financial resources;

•	price;

•	time to market; and

•	effectiveness of sales and marketing efforts.

We believe that we will be able to compete effectively with the existing competitors in these areas. However, we cannot be certain that we will be able to compete successfully in the future.

Employees

At June 15, 2005, we employed 11 people based at our Fort Lauderdale, Florida office, eight of whom are engaged in research and product development-related activities. We have not experienced work stoppages and believe our employee relations are good. None of our employees is represented by a collective bargaining agreement. We expect that we will hire additional employees as we expand our business.

Item 2. Description of Property

We sublease approximately 4,000 square feet of office and research and development space at 550 W. Cypress Creek Road, Suite 410, Fort Lauderdale, Florida, from an affiliated company, Ener1 Group. Our sublease of this property expires on

February 28, 2008. We pay $62,274 annually to Ener1 Group under this sublease, and we believe this property is adequately covered by insurance, We believe that our current facilities are adequate to meet our current and immediately foreseeable needs, and additional space is readily available in the area on reasonable terms if we need additional space to accommodate additional growth.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings.

Item 4. Submission of Matters to Vote

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is no established public trading market for our common stock.

The approximate number of record holders of our common stock at June 27, 2005 was 197.

Plan Shares Outstanding

The following table sets forth information with respect to our equity compensation plan approved by our security holders and equity compensation plans not approved by security holders. The information in this table is as of June 15, 2005.

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	Issued Upon	Weighted-average	compensation plans
	Exercise of	exercise price of	(excluding
	Outstanding	outstanding	securities
	Options, Warrants	options, warrants	reflected in the
Plan Category	and Rights	and rights	first column)
Equity compensation plans approved by security holders.	4,875,000	$0.16	125,000
Equity compensation plans not approved by security holders	1,500,000	$0.50	NA

(1) Excludes 750,000 shares of common stock that may be subject to an option that we agreed to grant to an executive officer if we have not commenced development and committed funding of a specified research and development project by January 26, 2006. The option will have an exercise price per share equal to the fair market value of the common stock on the date of grant.

(2) The terms of our equity compensation plan provide that after June 30, 2005, we may grant options under our equity compensation plan to purchase up to the lesser of an additional 5,000,000 shares of common stock, 5 percent of our outstanding shares of common stock on such date, or an amount determined by our board of directors

Shares subject to equity compensation plans not approved by our stockholders include 1,500,000 shares subject to an option grant made to our chief executive officer in accordance with his employment agreement. The material features of this option to Mr. Stojda are described in the section of this Annual Report titled “Executive Compensation – Employment Agreements.”

Recent Sales of Unregistered Securities

On January 25, 2005, pursuant to an employment agreement dated January 12, 2005, we granted to Christian Schormann, our Vice President of Research and Development, an option to purchase 1,000,000 shares of our common stock. This option was granted under the 2004 Stock Option Plan and has an exercise price of $0.20 per share. On January 12, 2006, this option will vest with respect to 250,000 shares. The option will vest with respect to an additional 20,833 shares per month commencing February 12, 2005.

On January 18, 2005, pursuant to an employment agreement dated September 1, 2004, we granted to Michael Stojda, our Director, President and Chief Executive Officer, the following options:

•	An option to purchase 2,000,000 shares of common stock under the 2004 Stock Option Plan with an exercise price of $0.20 per share. As of March 31, 2005, this option was vested with respect to 388,888 shares, and the remaining shares vest at a rate of 55,555 per month over the following 29 months.

•	An option to purchase 1,500,000 shares of common stock. This option was not granted under the 2004 Stock Option Plan and has an exercise price of $0.50 per share. This option will be fully vested upon the first to occur of (1) the date that the cumulative revenues of the Splinex exceed $50,000,000 or (2) September 1, 2009.

On January 14, 2005, our Board of Directors approved the issuance of options to purchase an aggregate of 1,825,000 shares of the common stock to employees of our company under the 2004 Stock Option Plan. All employees received options. These options have an exercise price of $0.10 per share, and vested 12.5% on the date of grant, 12.5% on June 24, 2005, and 12.5% every six months thereafter and expire on the ten-year anniversary of the grant. The options were formally delivered in May and June 2005.

Each of the securities issuances described above was a private placement that did not involve a public offering and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operations

This Annual Report on Form 10-KSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: the expected release dates and future sales of our products; development of other products; expected hiring levels; marketing plans; increases of selling, general and administrative costs and research and development spending; our product development strategy; and financing requirements. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; our ability to protect our intellectual property; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements.

The following discussion should be read in conjunction with our other filings with the Commission and the consolidated financial statements and related notes included in this Annual Report.

Overview

Splinex develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. We believe end-users of our software products, such as mathematicians, scientists, graphic designers or digital artists working on complex graphical three-dimensional problems, will experience greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical            and artistic precision in representing, multi-dimensional mathematical objects and information.

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of March 31, 2005.

We began activity October 28, 2003 (inception). Effective April 1, 2004, our Predecessor reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us. Our financial statements include the accounts of Splinex Technology Inc. and our Predecessor, and all material inter-company transactions have been eliminated.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We may borrow funds under a revolving loan agreement with an affiliate. At our current rate of expenditure, the funds available to us under the revolving loan agreement would be sufficient to fund our operations through August, excluding the consideration of any revenues from the sale of our products. Our independent auditor’s report on our financial statements for the year ended March 31, 2005 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

We have taken, and continue to take, steps to address our need for additional capital. We began significant marketing and sales activities for our nVizx product in late June 2005 under a Reseller Agreement with a leading mathematical computational software developer. In addition, we implemented cost reduction measures including salary deferrals beginning in June 2005 and have deferred or delayed payments to some vendors until we achieve positive cash flow. We are also exploring raising capital through sales of our securities in order to fund our operations until we achieve positive cash flow from operations.

Plan of Operation

During the period from inception on October 28, 2003 through October 1, 2004, our research and development activities were primarily directed towards developing core technologies and software libraries that could be used in various applications and market segments.

Since October 1, 2004, we have directed most of our software development activities to developing and releasing a commercial version of our software product called nVizx, the first versions of which were designed for use with Mathematica and Maple, two third-party technical computing software programs published by Wolfram Research Inc. and Waterloo Maple, Inc., respectively. Mathematica and Maple are programs used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation. nVizx is an add-on (i.e., a product sold separately and used in connection with the technical computing software) software program that allows users to visualize sophisticated and complex multi-dimensional data and objects faster and with greater control and detail than is currently possible.

The first version of nVizx v1.0 for Mathematica was commercially released and made available for purchase in March 2005. nVizx v1.5 for Maplesoft was commercially released and made available for purchase on June 23, 2005.

In June 2005 we entered into a Reseller Agreement with Waterloo Maple Inc., the developer of Maplesoft software. Under the Reseller Agreement, Maplesoft and Splinex will conduct a number of joint marketing efforts. Maplesoft’s sales force will actively sell the product and Maplesoft will publicize nVizx for Maplesoft v1.5 on its web site and promote it through other marketing activities.

Using our core software libraries, we plan to develop additional versions of n nVizx as visualization add-ons for other technical computing software products similar to Mathematica and Maplesoft and for spreadsheet products like Microsoft Excel. We also intend to develop additional commercial products for other applications using our core software libraries and technologies. We may also license our software and technology to users in various vertical markets.

We intend to raise additional capital to support and accelerate our product development, marketing and sales plans. At June 15, 2005, there is approximately $235,000 remaining available to us under the revolving loan agreement. At our current rate of expenditure, these funds would be sufficient to fund our operations through August 2005. We estimate that we need approximately $2 million to execute our product development, sales and corporate strategy for our fiscal year ending March 31, 2006. During the next nine months, we intend to seek to raise up to $10,000,000 through debt or equity financing, including public or private sales of our securities. We are currently spending approximately $250,000 per month for operating and development expenses, and, depending on our ability to raise additional capital, we expect to increase this spending level to market and sell nVizx and to commence additional development projects using our core technologies. If we are successful in raising additional capital, we plan to hire additional programmers, developers and other personnel and spend additional resources for sales, marketing and administration that could raise our operating expenses to up to approximately $400,000 per month in our fiscal year ending March 31, 2006.

We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition.

If we are not able to raise a minimum of $2,000,000, we would delay or curtail our product development activities and planned increases in sales, marketing and research and development expenses. If we are unable to raise $10,000,000 in capital, we would need to alter our business model, reduce the number of planned additional product launches, and consider alternative revenue models, including licensing some of our planned products for development by other companies. Under these circumstances, our revenues and revenue growth may be negatively affected.

As of March 31, 2005, we have no material planned capital expenditures.

Results of Operations for the Year Ended March 31, 2005 Compared to the Period from Inception (October 28, 2003) through March 31, 2004

We incurred a loss of $3,296,189 for the year ended March 31, 2005 (which we refer to as “fiscal 2005”) compared to a loss of $822,847 for the period from inception, October 28, 2003, through March 31, 2004 (which we refer to as “fiscal 2004”). Our total expenses for fiscal 2005 included operating expenses of $2,770,859 and non-operating expenses of $512,321 related to the Merger. Our total expenses for fiscal 2004 included operating expenses of $822,847. Our expenses increased significantly during fiscal 2005 as we hired additional personnel, commenced sales and marketing activities, expanded our research and development activities and became a public reporting company. Our losses for fiscal 2005 increased as a result of our increasing start-up expenses, which were not offset by significant revenues.

Operating expenses for fiscal 2005 included $365,278 for sales and marketing expenses, $1,196,859 for general and administrative expenses, and $1,208,722 for research and development costs. Operating expenses for the 2004 fiscal period included $709,047 for general and administrative expenses, $113,800 for research and development costs and did not include any sales and marketing expenses.

Sales and marketing expenses in fiscal 2005 consisted primarily of wages and benefits of $171,336, advertising and promotional expenses of $116,935, and web store development and ecommerce costs of $33,086. We did not engage in sales and marketing activity prior to July 2004. Advertising and promotion activities, which included direct mail and email campaigns, began primarily in February 2005.

General and administrative expenses for fiscal 2005 included wages and benefits of $410,389; consulting fees of $200,000 paid to a director, Dr. Novak and a related party, Mike Zoi; executive recruiting fees of $75,015 related to our search for a chief executive officer; travel and related costs of $76,449; audit fees of $59,699; general legal expenses of $48,636, of which $35,530 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; information technology and web site costs of $69,317; rent of $60,606; insurance costs of $26,239; and depreciation of $24,075.

General and administrative expenses for fiscal, 2004 included $238,006 for wages and benefits; $76,921 for patent, immigration and general legal expenses; $90,889 for executive search fees; $40,000 for audit fees; $33,333 for consulting fees paid to a director, Dr. Novak and a related party, Mr. Mike Zoi; $82,845 in consulting fees paid to administration and finance professionals; rent of $20,714, employee relocation costs of $28,245; and travel expenses of $25,935.

Research and development expenses for fiscal 2005 included $589,099 for wages and benefits paid to U.S. based programmers; $295,000 for wages and administrative costs of our Russian-based scientists and programmers; $205,802 paid to software consultants; and $86,447 for immigration and employee relocation costs. Research and development expenses for fiscal 2004 included $113,800 for wages and administrative costs of our Russian-based scientists and programmers The wages and benefits of our U.S. based research and development department are currently approximately $900,000 on an annualized basis. Our Russia based programming costs are currently approximately $300,000 on an annualized basis. We expect both of these expenses to increase substantially in the future as development activities increase.

Historically, we have outsourced a substantial amount of our research and software development services to Russia based scientists and programmers. Our Russia based research and development expenses consist primarily of payroll and related expenses for Russia based programmers and administrative costs, which include rent and related facility costs, computer-related expenses such as personal computers, software and related supplies and equipment. During fiscal 2005, we outsourced programming work to approximately 30 scientists and programmers in Russia. Between March 2004 and August 2004, five Russian scientists and programmers moved to the United States and began working in our Florida offices as our employees.

Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our administrative and research and development wages and benefits are net of reimbursements of $17,160 and $43,080, respectively, for fiscal 2005.

Costs incurred in fiscal 2005 in connection with the Merger and becoming a public company of $512,320 include legal expenses of $321,485, audit and related fees of $122,832, and printing and other costs of $68,003.

We expect that our administrative expenses will continue to increase substantially as we continue to build our corporate infrastructure and hire additional administrative and management staff. We have entered into consulting agreements with two related parties, one of whom is our director and former president, Dr. Peter Novak. We paid these consultants $200,000 during the year ending March 31, 2005. Also, as a new public reporting company, we expect our legal and accounting costs will increase in connection with compliance with reporting requirements under the Securities Exchange Act of 1934, and we expect that our investor relations and communications costs will also increase. Our administrative expenses include compensation of approximately $160,000 for our chief executive officer for the seven months since he commenced employment on September 1, 2004; his annual salary is $275,000.

Selling and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions and travel costs. Sales and marketing costs are expected to be a significant percentage of revenues in future years as we release additional products. We believe selling and marketing expenses in absolute dollars will increase significantly in the short-term, including advertising and marketing costs associated with the launch of our nVizx for Maplesoft product in June 2005.

Liquidity and capital resources

At March 31, 2005, we had negative working capital of $492,848 and cash of $256,347. Effective January 18, 2005, we became eligible to borrow up to $2,500,000 under a revolving loan agreement, of which we had borrowed $1,700,000 as of March 31, 2005 and $2,265,000 as of June 15, 2005.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We are in the development stage and have had minimal revenues since inception. Our management recognizes that we must raise capital sufficient to fund start-up and development activities until such time as we can generate revenues and net cash flows in amounts necessary to enable us to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our achieving these goals. Our management’s plans include continuing efforts to develop our first commercial product, borrowing funds under our revolving loan agreement, and raising additional capital. The continued development of our technology and products will require significant additional capital investment.

At our current rate of expenditure, the funds available to us under the revolving loan agreement would be sufficient to fund our operations through August 2005, excluding the consideration of any revenues from the sale of our products. In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

We have taken, and continue to take, steps to address our need for additional capital. We began marketing our nVizx product in June 2005 under a Reseller Agreement with a leading mathematical computational software developer. In addition, we implemented cost reduction measures including salary deferrals beginning in June 2005 and have deferred or delayed payments to some vendors until we achieve positive cash flow. We are also exploring raising capital through sales of our securities in order to fund our operations until we achieve positive cash flow from operations.

To date, we have financed our operations as follows. In accordance with the funding provisions in Splinex, LLC’s operating agreement, some members of Splinex, LLC were required to contribute capital aggregating up to $2,000,000 to Splinex, LLC. All capital contributions required under the operating agreement have been paid. Effective April 1, 2004, a company that is affiliated with our company through common ownership entered into a revolving loan agreement with us under which we may borrow up to $2,500,000 in aggregate principal through July 31, 2005. Loans under this agreement bear interest at an annual rate of 5% and must be repaid within two years from the date of the initial funding, which occurred on February 7, 2005. The maximum amount the lender is required to loan under this agreement will be reduced by the proceeds from the sale of our equity or debt securities or from any loans or other credit facilities extended to us prior to

July 31, 2005. We borrowed $1,700,000 under this facility as of March 31, 2005, and an additional $565,000 through June 15, 2005.

During the year ending March 31, 2005, one of our affiliates, Ener1 Group, Inc., loaned us $800,000 to fund our working capital needs. This loan had an annual interest rate of 5%. These loans were assumed by Bzinfin, S.A., our lender under the revolving loan agreement, effective February 21, 2005 and, as a result, are included in the $1,700,000 outstanding balance at March 31, 2005 under the revolving loan agreement.

Prior to April 1, 2004, we operated through our Predecessor as a limited liability company. On April 1, 2004, our Predecessor contributed all of its assets, liabilities and operations to us. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of our Predecessor were treated as a constructive distribution to the members of our Predecessor followed by a capital contribution to us. On April, 1, 2004, the effective date of the contribution, we reclassified the accumulated deficit to date of $822,847 to additional paid in capital.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at March 31, 2005.

Off-balance sheet arrangements

At March 31, 2005, we did not have any off-balance sheet arrangements, as defined in tem 303(c)(4)(2) of SEC Regulation S-B.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The Statement amends the guidance of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that SFAS 151 will have a material effect on our financial position, results of operations or cash flows when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock

Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We adopted SFAS 123R during fiscal 2005.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. We do not expect our adoption of SFAS No. 154 on April 1, 2006 will have a material impact on our financial position, results of operations or cash flows.

Item 7. Financial Statements.

Michael I. Daszkal, C.P.A., P.A.
Jeffrey A. Bolton, C.P.A., P.A.
Timothy R. Devlin, C.P.A., P.A.
Michael S. Kridel, C.P.A., P.A.
Marjorie A. Horwin, C.P.A., P.A.
Patrick D. Heyn, C.P.A., P.A.
Gary R. McConnell, C.P.A., P.A.

Colleen DeWoody Bracci, C.P.A.
Arthur J. Hurley, C.P.A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Splinex Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Splinex Technologies, Inc. (a Development Stage Company) as of March 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the year then ended and for the period from October 28, 2003 (inception) through March 31, 2005. We did not audit the period from October 28, 2003 (inception) through March 31, 2004, which statements reflect a cumulative loss totaling $822, 847. Other auditors whose reports have been furnished to us audited those statements and our opinion, insofar as it relates to the cumulative amounts for the period ending October 28, 2003 through March 31, 2004, is based solely on the reports of the other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Splinex Technologies, Inc. as of March 31, 2005, and the results of their operations and their cash flows for the year then ended and from October 28, 2003 (inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses in the development stage. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boca Raton, Florida

June 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Splinex Technology Inc.

We have audited the accompanying statements of operations, changes in stockholders’ equity (deficiency in assets) and cash flows for the period from inception (October 28, 2003) through March 31, 2004.of Splinex Technology Inc. (a development stage company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Splinex Technology Inc. (a development stage company) for the period from inception (October 28, 2003) through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has no revenues. In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, the Company will have difficulty meeting current and long-term obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We have previously audited the consolidated financial statements of Splinex, LLC, which included the accounts of its wholly owned subsidiary, Splinex Technology Inc., for the period from inception (October 28, 2003) through March 31, 2004, and we issued an unqualified opinion thereon dated April 20, 2004. As discussed in Note 1 and Note 6, these financial statements include the accounts of Splinex Technology Inc. and its predecessor, Splinex, LLC, from inception.

KAUFMAN, ROSSIN & CO.

September 30, 2004
Miami, Florida

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2005
Current assets
Cash	$256,347
Prepaid expenses and other	76,119
Loans and advances to employees — current portion	13,834

Total current assets	346,300

Property and equipment, net	49,862

Accounting software license	37,000
Other assets	9,881
Loans to employees — long term portion	9,875

Total assets	$452,918

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	434,967
Accrued expenses	221,572
Due to related parties	106,760
Other current liabilities	75,849

Total current liabilities	839,148

Long term liabilities
Note payable and accrued interest — related party	1,708,240

Total liabilities	2,547,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares authorized and no shares issued and outstanding)	—
Common stock ($.001 par value, 300,000,000 shares authorized and 100,670,270 shares issued and outstanding)	100,670
Paid in capital	1,101,049
Deficit accumulated during the development stage	(3,296,189)

Total stockholders’ deficiency in assets	(2,094,470)

Total liabilities and stockholders’ deficiency in assets	$452,918

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
	From Inception		From Inception
	(October 28,		(October 28,
	2003)	Year	2003)
	through	Ended	Through
	March 31, 2004	March 31, 2005	March 31, 2005
Net sales	$—	$49	49

Operating Expenses
Sales and marketing	—	365,278	365,278
General and administrative	709,047	1,196,859	1,905,906
Research and development	113,800	1,208,722	1,322,522

Total operating expenses	822,847	2,770,859	3,593,706
Costs of merger and registration	—	512,321	512,321

Total expenses	822,847	3,283,180	4,106,027
Loss from operations	(822,847)	(3,283,131)	(4,105,978)
Interest expense, net	—	(13,058)	(13,058)

Loss before income taxes	(822,847)	(3,296,189)	(4,119,036)
Income taxes	—	—	—

Net loss	$(822,847)	$(3,296,189)	$(4,119,036)

Net loss per basic and fully diluted share	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding	95,000,000	96,113,724	95,766,999

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Capital	Stage	in Assets
Common stock issued $0.001 per share effective at inception on October 28, 2003	—	—	95,000,000	$95,000	$(94,999)	$—	$1
Additional capital contributed during period			—	—	849,999	—	849,999
Net loss (see Note 4)	—	—	—	—	(822,847)	—	(822,847)

Balance at March 31, 2004	—	—	95,000,000	95,000	(67,847)	—	27,153
Additional capital contributed during period	—	—	—	—	1,150,000	—	1,150,000
Shares issued as executive compensation and other expenses	—	—	670,270	670	23,896	—	24,566
Shares issued in Merger	—	—	5,000,000	5,000	(5,000)	—	—
Net loss	—	—	—	—	—	(3,296,189)	(3,296,189)

Balance at March 31, 2005	—	—	100,670,270	$100,670	$1,101,049	$(3,296,189)	$(2,094,470)

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	From Inception		From Inception
	(October 28,		(October 28,
	2003)	Year	2003)
	Through	Ended	Through
	March 31, 2004	March 31, 2005	March 31, 2005
Cash flows from operating activities:
Net loss	$(822,847)	$(3,296,189)	$(4,119,036)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,493	24,075	29,568
Executive compensation and other expenses paid with common stock	—	24,566	24,566
Non cash interest expense	—	8,240	8,240
Changes in operating assets and liabilities:			—
Prepaid expenses and other	(6,112)	(31,158)	(37,270)
Due to related parties	—	106,759	106,759
Other assets	(9,881)	—	(9,881)
Accounts payable	58,498	376,469	434,967
Accrued expenses	149,041	72,531	221,572

Total adjustments	197,039	581,482	778,521

Net cash used in operating activities	(625,808)	(2,714,707)	(3,340,515)

Cash flows from investing activities:
Purchase of equipment	(55,229)	(24,200)	(79,429)
Employee loans and advances, net	(3,550)	(20,159)	(23,709)

Net cash used in investing activities	(58,779)	(44,359)	(103,138)

Cash flows from financing activities:
Note payable related party	—	1,700,000	1,700,000
Contributed capital from equity investors	850,000	1,150,000	2,000,000

Net cash provided by financing activities	850,000	2,850,000	3,700,000
Net increase (decrease) in cash	165,413	90,934	256,347
Cash at beginning of period	—	165,413	—

Cash at end of period	$165,413	$256,347	$256,347

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued in merger	$—	$150,000	$150,000
Costs of merger recorded as reduction in paid in capital	$—	$(150,000)	$(150,000)

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Splinex Technology Inc. ( “Technology”) was organized under the laws of the State of Delaware as a wholly owned subsidiary of Splinex, LLC, a Florida limited liability company (the “Predecessor”), to conduct the business and operations of the Predecessor. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), the Predecessor contributed substantially all of its assets, liabilities and operations to Technology. The financial statements include the accounts of Technology and the Predecessor (combined, the “Company”), and all material intercompany transactions have been eliminated. Certain items have been reclassified to the current year’s presentation. The Company began its development stage activity on October 28, 2003 (“Inception”).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of Splinex Technology Inc. and its wholly owned subsidiary, ANTAO Ltd., a limited liability company formed under the laws of Russia (“ANTAO”). All material intercompany accounts and transactions have been eliminated in consolidation.

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of March 31, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At March 31, 2005, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2005, the Company had deposits of $163,321 in excess of FDIC insured limits.

Foreign Currency Transactions

All transactions of the Company are denominated in U.S. dollars. The Company pays Russian research, programming and administrative costs under a U.S. dollar denominated agreement. Consolidated general and administrative expenses include immaterial foreign exchange rate losses on small Russian bank balances maintained by ANTAO. The Company has not engaged in foreign currency hedging activities.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005.

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

The Company will recognize revenues in accordance with Statement of Position or “SOP” 97-2, “Software Revenue Recognition,” as amended, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and Staff Accounting Bulletin or “SAB” 104, “Revenue Recognition.” The Company will recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, vendor-specific objective evidence exists for all undelivered elements of the arrangement and collection is determined to be probable.

Fixed assets

The Company depreciates computer equipment and software over the useful lives of such assets, generally three years.

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

Promotional and Advertising Expenses

Promotional and advertising expenses were $116,935 and $0 for the years ended March 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the fiscal periods ended March 31, 2005 and 2004.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The Statement amends the guidance of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not expect that SFAS 151 will have a material effect on the financial position, results of operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company adopted SFAS 123R during the quarter ending March 31, 2005.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. During the year ending March 31, 2005, the Company borrowed $1,700,000 under a revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $565,000 under this facility after March 31, 2005 and through June 15, 2005, and has $235,000 remaining available under this facility at June 15, 2005.

In June 2005 the Company began marketing its nVizx product under a Reseller Agreement with a leading mathematical computational software developer. In addition, the Company has implemented cost reduction measures including salary deferrals beginning in June 2005 and has deferred or delayed payments to some vendors until the Company achieves positive cash flow. The Company is exploring raising capital through sales of its securities in order to fund its operations until the Company achieves positive cash flow. Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment is visual communication software products and services. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2005:

2005
Office and computer equipment	$53,082
Computer software	26,308

79,390
Less accumulated depreciation	(29,529)

$49,862

Depreciation expense was $24,075 and $5,493 for the fiscal periods ending March 31, 2005 and 2004, respectively.

NOTE 5. EMPLOYEE LOANS AND ADVANCES

The Company advances expatriate employees certain relocation-related costs. The employees sign promissory notes with an annual simple interest rate of 6%. Principal and interest due under these notes is payable over a period of 24 months from the date of the note. The current portion of these notes receivable is included in current assets.

NOTE 6. ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At March 31, 2005, accrued liabilities consisted of the following:

Executive relocation and legal	$85,472
Audit	40,000
Accrued vacation	35,285
Russian programming costs	17,627
Consulting	14,000
Travel and lodging	9,000
Miscellaneous	20,188

$221,572

NOTE 7. STOCKHOLDERS’ EQUITY RECAPITALIZATION AND MERGER

On January 18, 2005, the Company effected a 95,000-for-one split of its common stock, and amended its Certificate of Incorporation to increase the authorized common stock to 300,000,000 shares and increase the authorized preferred stock to 150,000,000 shares; the common stock and preferred stock each have a par value of $0.001 per share. Each stockholder of common stock is entitled to one vote for each share held. The preferred stock may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

On January 18, 2005, the Company and Ener1, Inc., an affiliated company controlled by certain direct and indirect beneficial owners of the membership interests of the Predecessor, completed the merger of Ener1 Acquisition Corp., a wholly-owned subsidiary of Ener1, Inc., into the Company (the “merger”) in exchange for 5,000,000 shares of the Company’s common stock. The Company survived the merger. Ener1, Inc. declared a dividend of the 5,000,000 shares that it received in the merger to its shareholders of record as of January 17, 2005 (the “distribution”). The Company registered the distribution on a registration statement on Form S-1 initially filed with the Securities and Exchange Commission on June 24, 2004 and declared effective on January 11, 2005. The dividend was paid on January 24, 2005. Immediately after the merger, and prior to the distribution, the Predecessor and Ener1, Inc. owned 95% and 5%, respectively, of the Company’s then-outstanding common stock. As a result of the merger and the distribution, the Company became a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934. The merger and the distribution are described further in the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 27, 2004 (Registration No. 333-116817). Ener1 Acquisition Corp. had no operations and no assets or liabilities prior to the merger. The acquisition was recorded at Ener1 Acquisition Corp.’s book value on the date of acquisition, which was zero.

NOTE 8. STOCK OPTIONS AND STOCK GRANTS

In June 2004, the board of directors of the Company formally approved the 2004 Stock Option Plan (the “Plan”), which initially authorizes the issuance of grants to Company employees to purchase up to 5,000,000 shares of the Company’s common stock. After June 30, 2005, the Company may grant options under the Plan to purchase up to the lesser of an additional 5,000,000 shares of common stock, 5 percent of the outstanding shares of the Company common stock on such date, or an amount determined by the board of directors.

During the year ended March 31, 2005, the Company approved the issuance of options to purchase up to 4,825,000 shares of the Company’s common stock under the Plan, as follows:

On January 18, 2005, pursuant to an employment agreement dated September 1, 2004, the Company granted to its chief executive officer an option to purchase 2,000,000 shares of common stock under the Plan. These options have an exercise price of $0.20 per share. As of March 31, 2005, this option was vested with respect to 388,888 shares, and the remaining shares vest at a rate of 55,555 per month over the following 29 months.

Pursuant to an employment agreement dated January 25, 2005, the Company granted to an executive officer an option to purchase 1,000,000 shares of common stock under the Plan with an exercise price of $0.20 per share. The options will vest with respect to 250,000 shares on January 25, 2006 and at a rate of 20,833 shares per month thereafter.

In January 2005, the Company’s board of directors approved the issuance of options to purchase an aggregate of 1,825,000 shares of the Company common stock to employees of the Company. These options have an exercise price of $0.10 per share, and vested 12.5% on the date of grant, 12.5% on June 24, 2005, and 12.5% every six months thereafter and expire on the ten-year anniversary of the grant. The options were formally delivered in May and June 2005.

During the year ended March 31, 2005, the Company approved the issuance of options to purchase 2,250,000 shares of the Company common stock, which are not under the Plan, as follows:

On January 18, 2005, pursuant to an employment agreement dated September 1, 2004, the Company granted to its chief executive officer an option to purchase 1,500,000 shares of common stock. This option has an exercise price of $0.50 per share. This option will be fully vested upon the first to occur of (1) the date that the cumulative revenues of the Company exceed $50,000,000 or (2) September 1, 2009.

On January 25, 2005, the Company agreed to grant to an executive officer an option to purchase 750,000 shares of the Company’s common stock if the Company has not commenced development and committed funding of a specified research and development project by January 25, 2006. If granted, this option will have an exercise price per share equal to the fair market value on the date of grant. This option would vest in three equal installments beginning on the one-year anniversary of the date of grant.

The following table summarizes the options granted, the exercise price, and the number of shares vested as of March 31, 2005.

		Exercisable at	Exercise
	Granted	March 31, 2005	Price
Options granted at or above fair value
Grants under the Plan dated:
January 18, 2005	2,000,000	388,885	$0.20
January 25, 2005	1,000,000	—	$0.20
January 25, 2005	1,825,000	228,125	$0.10

Total grants under the Plan	4,825,000	617,010
Grants not under the Plan dated January 18, 2005	1,500,000	—	$0.50

Total grants	6,325,000	617,010

No options have been exercised or cancelled since grant.

During the quarter ending March 31, 2005, the Company adopted the provisions of SFAS No. 123 for accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. The weighted average Black-Scholes value of options granted under the stock plans during fiscal 2005 was $0. Accordingly, no compensation expense has been recorded for stock option grants as such grants were all considered to be made at or above fair market value on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Weighted average expected life in years	10
Dividend per share	none
Volatility	0%
Risk free interest rate	4.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. The Company assumed zero stock price volatility because its stock does not have an established trading market. Because the Company’s employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

During the year ended March 31, 2005, the Company granted 400,000 shares of restricted common stock to its chief executive officer. As of March 31, 2005, the restrictions as to the transferability of such shares had lapsed with respect to 233,333 shares and restrictions with respect to the remaining restricted shares will lapse at the rate of 33,333 shares per month. The Company also granted 250,000 shares of restricted common stock to an executive that will be subject to a lapsing right of forfeiture, which right will lapse with respect to 62,500 of the restricted shares on January 25, 2006 and at a rate of 5,208 shares per month thereafter. The Company recorded compensation expense of $19,500 for restricted stock grants during fiscal 2005.

NOTE 9. LONG TERM DEBT DUE TO RELATED PARTY

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement with the Company under which the Company may borrow up to $2,500,000 in aggregate principal through July 31, 2005. Borrowings under the facility were contingent upon the consummation of the merger of the Company with Ener1 Acquisition Corp., which was effected as of January 18, 2005. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The maximum amount the lender is required to loan under this agreement will be reduced by the proceeds from the sale of equity or debt securities by the Company or from any loans or other credit facilities extended to the Company prior to July 31, 2005. The Company borrowed $1,700,000 under this facility as of March 31, 2005, and an additional $565,000 through June 15, 2005. At June 15, the Company has $235,000 remaining available under this agreement.

During the year ending March 31, 2005, Ener1 Group, Inc., a company that is affiliated with the Company through common ownership, loaned the Company $800,000 to fund working capital needs. These loans were assumed by Bzinfin, S.A., the lender under the Company’s revolving loan agreement, effective February 21, 2005, and are included in the $1,700,000 outstanding balance at March 31, 2005 under the revolving loan agreement

NOTE 10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At March 31, 2005 and 2004, the Company had cumulative federal net operating loss carry forwards (NOL) of approximately $2,780,000 and $0, respectively. The NOL expires during the year 2025.

The net provision (benefit) for income taxes consisted of the following at March 31, 2005:

2005
Current Federal income taxes	$—
Deferred income tax benefit	(1,045,000)
Change in valuation allowance	1,045,000

Total income tax provision	$—

Significant components of the Company’s deferred tax assets at March 31, 2005 are as follows:

Net operating loss carryforwards	$1,032,000
Accrued vacation pay	13,000

1,045,000
Valuation allowance for deferred tax assets	(1,045,000)

Net deferred tax asset	$—

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

U. S. Federal statutory rate on loss before income taxes	34.0%
Non deductible items — registration costs	-5.9%
State income tax, net of federal tax benefit	3.6%
Increase in valuation allowance	-31.7%

Total income tax provision	0.0%

Operating losses of the Predecessor in the amount of $822,847 prior to the date of the Contribution Agreement were allocated to the Predecessor and are not available to the Company as net operating loss carryforwards. Pro forma net loss and net loss per share present the Company’s net losses as if the Company had been taxed as a C corporation for federal and state income tax purposes since the beginning of the periods presented. On a pro forma basis, had the Company been taxed as a C corporation for federal income tax purposes, the income tax benefit would have been $279,768, which would have been fully offset by a valuation allowance. The provision for (benefit from) income taxes was $0 for the period ending March 31, 2004.

NOTE 11. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year or a monthly fee to each consultant of $8,333. General and administrative expenses for the period from inception through March 31, 2004 and for the year ended March 31, 2005 include consulting fees under these agreements of $33,333 and $200,000, respectively.

The Company shares personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership. In addition, Ener1, Inc. paid certain expenses of the Company related to the merger of the Company with Ener1 Acquisition Corp (discussed below under Note 8, “Subsequent Events”). Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense for its office space under a sublease with Ener1 Group, Inc. in the amounts of $9,881 and $60,274 for the period from inception through March 31, 2004 and for the year ended March 31, 2005, respectively. On January 24, 2005, the Company issued 20,629 shares of restricted common stock to Ener1 Group, Inc. in partial reimbursement for certain expenses paid for by Ener1 Group, Inc. at a value of $0.25 per share.

Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, administrative and research and development wages and benefits are net of reimbursements of $17,160 and $46,080, respectively, for the year ended March 31, 2005. Administrative expenses for the year ended March 31, 2005 include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amount of $35,530, and other administrative services provided by personnel of Ener1, Inc. in the amount of $5,849.

The Company works with Russia-based scientists and programmers who were paid on the Company’s behalf under an agreement with a Russian consultant who handled administrative matters for the Company in Russia through July 2004. This consultant became an employee of the Company in July 2004. The Company paid the expenses of the Company’s operations in Russia through this consultant in the amounts of $93,800 and $48,000 for the period from inception through March 31, 2004 and for the year ended March 31, 2005, respectively. In March 2004, the consultant formed Splinex Outsourcing LLC to handle administrative and employment matters in connection with the Company’s Russian operations. In April 2004, a member of the Predecessor formed ANTAO to facilitate the payment of expenses to Splinex Outsourcing; ANTAO became a subsidiary of the Company on September 12, 2004. From July 2, 2004

through March 31, 2005, the Company paid $260,000 to ANTAO, of which ANTAO has retained $10,000 for minimum cash requirements and payment of its administrative expenses, and paid $250,000 to Splinex Outsourcing LLC to date.

The owner of the outstanding securities of Splinex Outsourcing LLC has agreed to contribute these securities to ANTAO, as a result of which Splinex Outsourcing would become an indirect, wholly-owned subsidiary of the Company. Splinex Outsourcing LLC has minimal assets and liabilities and the contribution would be recorded at fair value. There are no immediate plans to complete this contribution of securities.

NOTE 12. ACQUISITION

On September 20, 2004, the sole stockholder of ANTAO, who is a member of Splinex, LLC, contributed the outstanding stock of ANTAO to the Company pursuant to his obligations under the Splinex, LLC operating agreement. ANTAO’s sole asset was cash of $2,509, which represents advances previously paid by the Company. This asset was offset by a liability of $2,509 for amounts due to Splinex Outsourcing LLC. The results of operations of ANTAO have been included in the consolidated interim results of operations of the Company from September 20, 2004.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Foreign subsidiary

The Company outsources computer programming work to a company located in Ekaterinberg Russia. If the Company were not able to outsource all or a significant part of this work to this outsourcing company, it could have a material adverse effect on the Company. The outsourcing company’s operations in Russia are subject to significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, political, economic and legal risks associated with doing business in Russia, limitations on foreign currency transactions, and risks associated with evolving Russian laws on issues including creditor rights and intellectual property. The Company’s ability to continue to develop products and earn revenues may be adversely affected by changes in the political, economic, legal and social conditions in Russia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, foreign currency transactions, and rates and methods of taxation, among other things.

Lease Commitments

Effective April 1, 2004, the Company assumed the rights and obligations under a sublease agreement for its office facility that the Predecessor entered into in October 2003. The sublease agreement expires on February 28, 2008.

Minimum commitments on the above agreement for the years subsequent to March 31, 2005 are as follows:

2006	$59,000
2007	62,000
2008	59,000

$180,000

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A: Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and executive officers

     The following table sets forth information regarding our directors and executive officers.

			Director or
Name	Age	Position	Officer Since
Michael Stojda	41	Director, President and Chief Executive Officer	2004
Kevin Fitzgerald	48	Chairman of the Board	2004
Dr. Peter Novak	52	Director	2004
Edward Dubrovsky	31	Director	2004
Alexander Yarmolinsky	31	Director	2005
Curtis Wolfe	42	General Counsel, Secretary and Director	2004
Gerard Herlihy	52	Chief Financial Officer	2004
Christian Schormann	40	Vice President- Research & Development	2005

Each of our directors will hold office until our next meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Michael Stojda has been our chief executive officer, president and director since September 2004. Mr. Stojda has nearly 17 years of experience working in high-technology hardware and software industries and has spent the last 9 years in the computer graphics and digital content creation software industries. From 2001 to 2003, he was managing director of Softimage Co, a wholly-owned Canadian subsidiary of Avid Technology, Inc., a public company, and a member of Avid’s executive team. As managing director, Mr. Stojda directed the turnaround of the company with responsibility for Softimage’s worldwide operations. From 1994 to 2001, he held positions with Avid and Softimage, including periods during which Softimage was a subsidiary of Microsoft, Inc., directing the editing, finishing, animation and graphics products. From 1988 through 1994, Mr. Stojda was employed by Digital Equipment Corporation in the company’s minicomputer, storage and customer service business units and held positions including business development manager, program manager and business segment manager. Prior to that, he held positions in engineering and production management at Thomas C. Wilson, Inc. Mr. Stojda has a Master of Arts degree in Business Administration from Boston University, a Master of Science degree in Industrial Engineering from Polytechnic University, a Master of Science degree in Operations Management from Polytechnic University, and a Bachelor of Science degree in Mechanical Engineering from New York Institute of Technology.

Kevin Fitzgerald has been chairman of our board of directors since June 2004. He currently serves as a director and chief executive officer of Ener1, a position he has held since September 2003. Prior to joining Ener1, he was president of Edison Advisors, LLC, an investment banking firm, from 2002 to 2003. From 2000 to 2001, Mr. Fitzgerald was president and chief executive officer of Globaltron Corp., a public telecommunications company. Mr. Fitzgerald was president and chief executive officer of Neff Corp., an industrial and construction equipment rental company, from 1995 to 2000. Mr. Fitzgerald has an undergraduate degree in Electrical Engineering and a Masters of Science degree in Finance. As an engineer, Mr. Fitzgerald worked for General Dynamics and Sperry Corporation. Mr. Fitzgerald also worked at Deloitte & Touche for seven years.

Dr. Peter Novak has been a director of our company since its founding in February 2004. From February 2004 until September 1, 2004, Dr. Novak was our President. Since 2001, he has been the chief technology officer and a director of Ener1 Group and a director of Ener1. Since 1991, Dr. Novak has worked with Mike Zoi, who is also a director of Ener1, focusing on bringing advanced electronic technologies to market.

In 1998, Dr. Novak worked with Mr. Zoi to form On Power Battery s.r.l. (subsequently renamed Ener1 s.r.l.). Dr. Novak is the “sole administrator,” a position equivalent to president, and sole director, for Ener1 s.r.l. which commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development and developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Holdings, Inc., now named Ener1 Group. As chief technology officer of Ener1 Group, Dr. Novak is responsible for all technology development, licensing and patent matters. Dr. Novak also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department, with specialization in experimental nuclear physics. Dr. Novak obtained his Ph.D. degree in physical chemistry from the Institute of Solid State Chemistry, Ural Branch Academy of Science, Russia.

Edward Dubrovsky has been a director of our company since June 2004. Mr. Dubrovsky has also served as a director of EnerLook Solutions, Inc., a subsidiary of Ener1, since 2002. From 1992 through the present, Mr. Dubrovsky has been a licensed California real estate broker working in real estate sales, financing and development as an independent contractor associated with E&J Realty. From 2001 through the present, Mr. Dubrovsky has also been the president and managing director of Maple Ventures, Inc., a real estate financing firm in California. Mr. Dubrovsky earned a Bachelor of Science degree in Business Administration with an emphasis in Business Finance and Accounting from the University of San Francisco in 1995.

Alexander Yarmolinsky has been a director of our company since June 2005. From 1999 through the present, Mr. Yarmolinsky has been employed by Burr, Pilger & Mayer, LLP, a public accounting firm, most recently as a senior tax manager. Mr. Yarmolinsky earned a Bachelor of Arts degree in accounting from the University of San Francisco and a Masters of Science in taxation from Golden Gate University. Mr. Yarmolinsky is a member of the American Institute of Certified Public Accountants and the California Society of CPAs.

Curtis Wolfe has been our general counsel and secretary since June 2004 and a director since December 2004. Mr. Wolfe also serves as general counsel for Ener1 Group. Prior to joining Ener1 Group, Mr. Wolfe was a partner at the law firm Steel Hector & Davis LLP where he practiced law from 1998 to 2004. While at Steel Hector, Mr. Wolfe built a practice focusing on complex corporate transactions, including mergers and acquisitions, finance and intellectual property with an expertise in software licensing. Prior to 1998, Mr. Wolfe practiced law in the business and finance department of Ballard Spahr Andrews & Ingersoll in Philadelphia, Pennsylvania. Mr. Wolfe is admitted to practice law in Florida, Delaware and Pennsylvania. Mr. Wolfe has served on the board of directors of the Zoological Society of Florida since 2002 and served from 2002 until 2004 on the executive committee and board of directors of the Miami-Dade County Beacon Council, Inc., Miami-Dade County, Florida’s official economic development agency. Mr. Wolfe holds a Juris Doctor degree from the University of Iowa College of Law and a Bachelor of Integrated Studies degree in English, Mathematics and Latin American Studies from Weber State University in Ogden, Utah.

Gerard Herlihy has been our chief financial officer since June 2004. In the year prior to joining our company, Mr. Herlihy provided accounting, financing and acquisition advisory consulting services to public and private companies. From 2001 through 2003, he was also the founder and chief executive officer of Putt Trak Inc., a vision systems software development company for sports training devices. From 1996 to 2000, Mr. Herlihy was chief financial and administrative officer of Williams Controls, Inc., a publicly-held manufacturer of sensors and controls. Mr. Herlihy held previous positions directing turnarounds in public and private companies and in investment banking and public accounting. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

Christian Schormann has been our vice president of research and development since January 2005. During the four years prior to joining the company, Mr. Schormann was the chief technology officer of the professional and broadcast systems division of Pinnacle Systems, a supplier of video and distribution tools. During 2000, Mr. Schormann was employed as vice president of Zatso, Inc., an internet start-up company engaged in the development of personalized streaming video news services. Mr. Schormann has a Masters degree in Musicology from Frankfurt University.

Board composition

As of June 27, 2005, our board of directors currently consists of six members. The number of directors may change from time to time, solely as determined by resolution adopted by a majority of the board of directors. Our bylaws require a minimum of one director and allow a maximum of nine directors.

We intend to appoint at least one additional independent director to our board of directors. On June 27, 2005, we appointed Alexander Yarmolinsky to the board of directors, who is an independent director and who is a “financial expert” under the Commission’s standards. Currently, Mr. Dubrovsky and Mr. Yarmolinsky are “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies.

Committees of the board of directors

In December 2004, our board of directors established a Nominating and Compensation Committee and an Audit Committee. The current member, and chairman, of the Nominating and Compensation Committee is Dr. Novak. The current members of the Audit Committee are Mr. Fitzgerald, the chairman, and Mr. Yarmolinsky, who joined the committee upon his appointment to the Board in June 2005. Mr. Dubrovsky served on the Audit Committee from the date of its formation through June 21, 2005. Upon the admission of additional independent members of our board of directors, our board of directors intends to consider appointing such independent directors to additional positions on these committees.

Audit Committee

Our audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include:

•	Selecting and hiring our independent auditors.

•	Evaluating the qualifications, independence and performance of our independent auditors.

•	Approving the audit and non-audit services to be performed by our independent auditors.

•	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies.

•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.

•	Reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations.

•	Preparing the audit committee report we are required to include in filings with the Commission.

Our audit committee is comprised of Kevin Fitzgerald and Edward Dubrovsky. Mr. Fitzgerald is a non-executive chairman of the company and Mr. Dubrovsky is a non-employee member of our board of directors. Mr. Fitzgerald will be our audit committee “financial expert” as currently defined under Securities and Exchange Commission rules. Mr. Fitzgerald is not independent as defined under the NASD Listing Standards.

Code of Ethics

We have a Code of Ethics that applies to our officers and directors. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Section 16(a) reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our company or written representations from certain reporting persons, each of our officers and directors and holders of more than 10% of our common stock filed late the initial statement of beneficial ownership on Form 3 pursuant to Section 16(a) during fiscal 2005.

Item 10. Executive Compensation

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2004 and fiscal 2005 to our chief executive officer and president and our other executive officers who earn more than $100,000 in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards
							Securities
					Restricted		Underlying
					Stock		Options/
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	Awards ($)		SAR’s (#)
Michael Stojda –
Director, President and
Chief Executive Officer (1)	2005	$156,561	$—	$—	$12,000	(2)	400,000
Christian Schormann –
Vice President, Research and Development (3)	2005	$38,730	$—	$—	$7,500	(4)	250,000
Gerard Herlihy –
Chief Financial Officer (5)	2005	$91,116	$—	$—	$—		—

(1)	Mr. Stojda joined us September 1, 2004. Mr. Stojda’s base salary is $275,000 per year.

(2)	Mr. Stojda received, under the terms of his employment agreement, 400,000 shares of restricted common stock that are subject to a lapsing right of forfeiture. The right of forfeiture lapsed with respect to 233,333 shares as of March 31, 2005 and the remaining shares lapse at the rate of 33,333 shares per month until fully lapsed. No cash consideration was paid for these restricted shares.

(3)	Mr. Schormann joined us on January 12, 2005. His base salary is $190,000 per year, and he is eligible to earn an annual bonus of up to 25% of his base salary.

(4)	Mr. Schormann receive, under the terms of his employment agreement, 250,000 shares of restricted common stock that are subject to a lapsing right of forfeiture, which right will lapse with respect to 62,500 of the restricted shares on January 25, 2006 and at a rate of 5,208 shares per month thereafter.

(5)	Mr. Herlihy joined us on June 1, 2004. His base salary is $110,000 per year, and he is eligible to receive an annual performance bonus of up to 50% of his base salary.

The following table provides information about grants of stock options to our named executive officers during fiscal 2005.

Options/SAR Grants in Last Fiscal Year
Individual Grants

	Number of Securities		% of Total Options/SARs
	Underlying Options/SARs		Granted to Employees in	Exercise or	Expiration
Name	Granted (#)		Fiscal Year	Base Price ($/S)	Date
Michael Stojda	2,000,000	(1)	31.4%	$0.20	9/1/2014
Michael Stojda	1,500,000	(2)	23.5%	$0.50	9/1/2014
Christian Schormann	1,000,000	(3)	15.7%	$0.20	1/12/2015

1.	On January 18, 2005, pursuant to an employment agreement dated September 1, 2004, we granted to Mr. Stojda an option to purchase 2,000,000 shares of common stock under the Stock Option Plan. These options have an exercise price of $0.20 per share. As of March 31, 2005, this option was vested with respect to 388,888 shares, and the remaining shares vest at a rate of 55,555 per month over the following 29 months.

2.	On January 18, 2005, pursuant to an employment agreement dated September 1, 2004, we granted to Mr. Stojda an option to purchase 1,500,000 shares of our common stock. This option was not granted under the 2004 Stock Option Plan and has an exercise price of $0.50 per share. This option will be fully vested upon the first to occur of (1) the date that the cumulative revenues of the Company exceed $50,000,000 or (2) September 1, 2009.

3.	On January 25, 2005, pursuant to an employment agreement dated January 12, 2005, we granted to Mr. Schormann, an option to purchase 1,000,000 shares of our common stock. This option was granted under the 2004 Stock Option Plan and has an exercise price of $0.20 per share. On January 12, 2006, this option will vest with respect to 250,000 shares. The option will vest with respect to an additional 20,833 shares per month commencing February 12, 2005.

None of our named executive officers exercised options during fiscal 2005. The following table provides information regarding unexercised options held as of March 31, 2005 by our named executive officers.

Aggregated Options/SAR Exercises in Last Fiscal Year
and FY-End Options/SAR Values

Number of Securities
			Underlying Unexercised	Value of Unexercised In-
			Options/SARs at FY-End	the-Money Options/SARs
	Shares		(#)	at FY-End ($)
	acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	realized	Non Exercisable	Non Exercisable
Michael Stojda	—	$—	388,888/3,111,112	$—
Christian Schormann	—	$—	0/1,500,000	$—

Employment Agreements

Employment Agreement with Michael Stojda

     We entered into an employment agreement with Mr. Stojda dated September 1, 2004, under which Mr. Stojda agreed to serve as our president and chief executive officer for a term of three years. He will receive an annual salary of $275,000, and is eligible to receive an annual performance bonus of up to 100% of his salary; payment of this bonus will be based on the achievement of performance objectives to be agreed upon by us and Mr. Stojda. In addition, we agreed to grant him, as of the date the Merger was consummated, 400,000 restricted shares of our common stock. As of the date of grant of the restricted stock, the restrictions as to 166,667 shares lapsed and restrictions with respect to the remaining restricted shares lapse with respect to 33,333 shares per month. We also agreed to grant to Mr. Stojda, as of the closing of the Merger, options to purchase an aggregate of 3,500,000 shares of our common stock with exercise prices and vesting schedules as follows: an option to purchase 2,000,000 shares that will vest in equal monthly installments over three years with an exercise price of $0.20, and an option to purchase 1,500,000 shares which will vest in full at the earliest of: (1) the date we achieve cumulative revenue of $50,000,000 or (2) five years after he begins working, with an exercise price of $0.50 per share. The grant of options to purchase 2,000,000 shares with an exercise price of $0.20 per share was made under our 2004 Stock Option Plan.

     We agreed to grant Mr. Stojda piggyback registration rights and tag-along rights with respect to the shares underlying the grant of restricted stock and options described above.

     Upon a “Change in Control”, the grant of restricted stock and the options described above will become fully vested. A “Change in Control” will be deemed to have occurred:

☐	if any “person” (as defined in Sections 13(d)(3) and 14(d)(3) of the Exchange Act), other than us, our subsidiary, a compensation plan of ours or of our subsidiary or any person reported as a beneficial owner of our common stock in this prospectus, becomes the “beneficial owner” (as defined Rule 13d-3 of the Exchange Act) of thirty percent (30%) or more of our outstanding common stock;

☐	if there is a change in composition of our board within a two year period as a result of which a majority of our directors are individuals who were not either (1) directors as of September 1, 2004 or (2) elected, nominated for election or individuals whose election was confirmed by, at least a two-thirds majority of the Board; or

☐	if our stockholders approve (1) a sale, reorganization, merger or consolidation with respect to which persons who were our stockholders immediately prior to such transaction do not own securities representing more than fifty percent of the voting power entitled to elect directors of the surviving entity immediately after the transaction; (2) our liquidation or dissolution or (3) the sale of all or substantially all of our assets.

     Either we or Mr. Stojda may terminate the employment agreement at any time on ninety days’ notice. If we terminate the agreement for “Cause,” or Mr. Stojda terminates the agreement without “Good Reason”, he will be entitled to receive only amounts that are due or accrued under the agreement as of the termination date. If we terminate the agreement without Cause, or Mr. Stojda terminates the agreement for Good Reason, he will be entitled to receive (1) an amount equal to twelve months’ salary, and (2) a percentage of his annual salary equal to the percentage of his annual salary paid to him as a bonus for the immediately preceding year. However, if his employment terminates after a Change in Control occurs, the bonus amount he will receive will be the greater of (a) the amount payable under clause (2) above or (b) fifty percent of his target bonus for the year in which his employment is terminated. In addition, any grant of restricted stock or options whose vesting is conditioned solely on the passage of time will vest in full. We will also pay our share of any group health insurance under COBRA, the Consolidated Omnibus Budget Reconciliation Act, for the period during which severance is paid.

“Cause” is defined in the employment agreement as:

☐	Mr. Stojda’s continued, willful and deliberate failure to perform his duties;

☐	Mr. Stojda engages in misconduct materially and demonstrably injurious to us; or

☐	Mr. Stojda is convicted of a felony.

“Good reason” is defined in the employment agreement as:

☐	a Change in Control;

☐	a reduction of Mr. Stojda’s duties, title, reporting status or responsibilities;

☐	a reduction of Mr. Stojda’s salary;

☐	relocation of our principal place of business after Mr. Stojda relocates to south Florida; or

☐	our material breach of the employment agreement.

     If we terminate the employment agreement due to Mr. Stojda’s inability to substantially perform his duties by reason of disability for at least three consecutive months, or due to his death, he or his estate, as applicable, will be entitled to receive (1) his base salary for the month in which his employment is terminated, (2) a pro rata portion of his target annual bonus and (3) any disability benefits to which he is entitled under our benefit plans then in effect. In addition, any grant of restricted stock or options will vest in full and remain exercisable for six months.

     Mr. Stojda has agreed that he will not, directly or indirectly, (1) compete with us or our parents, subsidiaries or affiliates or (2) solicit any of our executives, employees or consultants, during the term of the employment agreement and for six months after the agreement terminates.

Employment letter with Gerard Herlihy

     Mr. Herlihy agreed in an employment letter dated May 20, 2004 to serve as our chief financial officer. He became our chief financial officer in June, 2004. He is an “at will” employee. He receives an annual salary of $110,000, and is eligible to receive an annual performance bonus of up to 50% of his salary. In addition, we agreed to grant Mr. Herlihy an option to purchase 100,000 shares of our common stock, which in January 2005 the board of directors increased to an option to purchase 300,000 shares of common stock at an exercise price of $.10 per share.

Employment Agreement with Christian Schormann

     On January 12, 2005, we entered into an employment agreement with Christian Schormann, our Vice President of Research and Development. The term of his employment under this agreement is two years, with automatic renews for one year periods unless either party gives at least 90 days’ written notice to the other of its intent not to renew the agreement.

     Mr. Schormann receives a base annual salary of $190,000 and is eligible to earn an annual bonus of up to 25% of his base salary, based on the achievement of performance objectives to be agreed upon by Mr. Schormann and our president, and approved by our board.

     We agreed to issue the following securities to Mr. Schormann:

•	250,000 shares of our common stock that shall be subject to a lapsing right of forfeiture which right shall lapse with respect to 62,500 of the restricted shares on the first anniversary of the date of his employment and at a rate of 5,208 shares per month after such date.

•	An option to purchase 1,000,000 shares of common stock with an exercise price of $.20 per share, which shall vest and become exercisable with respect to 250,000 shares on the first anniversary of the date of his employment, and at a rate of 20,833 shares per month after such date.

•	If we have not commenced development and committed funding of a specified research and development project by the first anniversary of the date of his employment, we will grant Mr. Schormann an option to purchase 750,000 shares of common stock with an exercise price per share equal to the fair market value on the date of grant. This option shall vest in three equal installments beginning on the first anniversary of the date of grant.

     All restrictions on the restricted stock shall lapse and any unvested shares subject to the options described above will vest 90 days after the occurrence of any of the following “change of control” events, if the employment agreement is still in effect:

•	Any change in control of our company, including a merger or consolidation with any other entity in which we are not the surviving corporation or in any transaction in which persons who are not a majority of our stockholders prior to such transaction acquire the power to appoint a majority of our directors; including any “person” (as such term is defined in Sections 13(d)(3) and Section 14(d)(3) of the Exchange Act) other than Splinex, a majority-owned subsidiary of Splinex or a compensation plan of Splinex or of a majority-owned subsidiary of Splinex, becomes the “beneficial owner” (as such term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of our securities representing 50% or more of the combined voting power of our company; or

•	our stockholders approve (1) a sale or merger with respect to which our stockholders immediately prior to such sale or merger do not immediately after such sale or merger own more than 50% of the combined voting power entitled to vote generally in the election of the directors of the sold, reorganized, merged or consolidated entity, and such sale or merger is consummated; (2) a liquidation or dissolution of our company; or (3) the sale of all or substantially all of our assets.

     If Mr. Schormann’s employment is terminated without cause by us, or for “good reason” by Mr. Schormann, we will pay him an amount equal to one year’s base salary. The definitions of “good reason” and “cause” in Mr. Schormann’s employment agreement are substantially equivalent to the definitions of these terms in Mr. Stojda’s employment agreement.

     If we terminate the employment agreement due to Mr. Schormann’s inability to substantially perform his duties by reason of disability for at least three consecutive months, or due to his death, he or his estate, as applicable, will be entitled to receive (1) his base salary for the month in which his employment is terminated, (2) a pro rata portion of his target annual bonus and (3) any disability benefits to which he is entitled under our benefit plans then in effect. In addition, any grant of restricted stock or options will vest in full and any options will remain exercisable for six months.

     Mr. Schormann has agreed he will not compete with us or any of our parent corporations, subsidiaries or affiliates, or solicit for employment any of our employees, during the term of his employment agreement and for one year following termination of his employment agreement.

Director compensation

We intend to grant Mr. Dubrovsky an option to purchase 100,000 shares of our common stock with an exercise price equal to $0.20 per share, vesting in approximately equal installments over three years. These options have not yet been formally granted. Other than as described in this paragraph, we do not pay any of our directors any additional amount for his or her services as director. We do, as described below, compensate one of our non-employee directors for his services to us as a consultant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of June 27, 2005 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our Chief Executive Officer, our only named executive officer, and our directors and named executive officer as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of June 1, 2005 there were 100,670,270 shares of common stock outstanding. We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o Splinex Technology Inc., 550 West Cypress Creek Road, Suite 410, Fort Lauderdale, Florida 33309.

	Amount and Nature
	of Beneficial Owner
	(number of common
Name and Address of Beneficial Owner	shares)	Percent of Class
Splinex, LLC (1)	95,000,000	94.4%
Kevin Fitzgerald	5,425	*
Michael Stojda (2)	1,066,663	1%
Peter Novak (3)	25,879	*
Edward Dubrovsky	1,194	*
Alexander Yarmolinsky	120	*
Curtis Wolfe (4)	62,500	*
Gerard Herlihy (5)	75,000	*
Christian Schormann	0	*
All named executive officers and directors as a group	1,236,781	1.2%

*	less than 1%.

(1)	Dr. Peter Novak, Mike Zoi, Ludmila Enilina and Albina Boeckli have dispositive and voting power over the shares of our common stock held by Splinex, LLC.

(2)	Includes options to purchase 666,663 shares of common stock which could be acquired within 60 days of June 1, 2005.

(3)	Amount shown excludes shares owned indirectly through Splinex, LLC, of which Dr. Novak is a member and owned indirectly through Ener1 Group, Inc., of which an entity owned by Dr. Novak is a stockholder.

(4)	Includes options to purchase 61,250 shares of common stock which could be acquired within 60 days of June 1, 2005.

(5)	Includes options to purchase 37,500 shares of common stock which could be acquired within 60 days of June 1, 2005.

Item 12. Certain Relationships and Related Transactions.

Our company and Ener1, Inc. and some of its affiliates

To aid your understanding of the relationships among us, our principals and Ener1 we have included the following chart:

	Splinex, LLC	Relationship With
Ownership Interest
Name	(voting/economic)	Ener1 Group	Ener1, Inc.	Splinex Technology Inc.
Alexander Malovik	50%/49%	None	None	Indirect Stockholder Owned 100% of ANTAO Ltd, which he contributed to Splinex Technology pursuant to his obligations under the Splinex, LLC operating agreement

Boris Zingarevich	12.5%/12.75%	Indirect Stockholder, Director	Indirect Stockholder	Indirect Stockholder and Beneficial owner of Bzinfin, which has entered into the Revolving Loan Agreement with Splinex Technology

Mikhail Zingarevich	12.5%/12.75%	Brother of Boris Zingarevich	Brother of Boris Zingarevich	Indirect Stockholder

Peter Novak	12.5%/12.75%	Chief Technology Officer, Indirect Stockholder, Director	Consultant, Director, Indirect Stockholder	Consultant, Director, Indirect Stockholder

Mike Zoi	12.5%/12.75%	President, Indirect Stockholder, Director	Consultant, Director, Indirect Stockholder	Consultant, Indirect Stockholder

Kevin Fitzgerald	None	None	Chairman, Chief Executive Officer, Stockholder	Chairman

Curtis Wolfe	None	General Counsel and Secretary	None	Director, General Counsel and Secretary

As a result of the Merger and distribution, the shareholders of record of Ener1 as of January 17, 2005 received approximately 5% of our common stock outstanding on the date the Merger was completed.

Dr. Peter Novak, one of our directors, is a 50% equityholder of Z-N, LLC, a company that holds approximately 75% of the outstanding common stock of Ener1 Group. Ener1 Group holds approximately 88% of the outstanding common stock of Ener1. Mike Zoi, a consultant for our company, holds the other 50% equity interest in Z-N, LLC. Mr. Zoi’s consulting agreement is described under “—Additional agreements—Consulting agreement of Mike Zoi” below. Mike Zoi and Dr. Novak are directors of Ener1 and Ener1 Group. Each of Dr. Novak and Mr. Zoi also receive annual compensation of $250,000 and insurance benefits, and annual automobile allowances of $11,124 and $23,715, respectively, from Ener1 in return for their services as directors of Ener1.

The additional equity of Ener1 Group is owned by Bzinfin, S.A., which is beneficially owned by Boris Zingarevich. Boris Zingarevich, Mike Zoi and Dr. Novak are directors of Ener1 Group.

Curtis Wolfe is our general counsel and secretary. He is also the general counsel for Ener1 Group. He receives his salary from Ener1 Group. At the end of every month, Ener1 Group invoices us at a rate equal to his base salary, plus 20% to cover benefits and other fixed costs, for the number of hours he worked for our company that month, based on the assumption that Mr. Wolfe works a total of 160 hours per month. We will not be billed for more than 8 hours of Mr. Wolfe’s time per day, even if he works for us for more than 8 hours a day. This arrangement allows us to benefit from Mr. Wolfe’s legal skills at an effective rate that we believe, based on our knowledge of the local legal market, to be below that of an attorney in private practice with his experience and skill level. In addition, we benefit from having a general counsel without incurring liability for the salary and benefits for a full-time employee. Currently, the hourly billed rate for Mr. Wolfe’s time is $101 per hour. The percentage of Mr. Wolfe’s time that he devotes to our affairs varies from week to week depending on our need for his services.

Kevin Fitzgerald is the chairman of the board of our company. He is also the chairman of the board and chief executive officer of Ener1.

Ener1 entered into an employment agreement with Mr. Fitzgerald under which he became Ener1’s chief executive officer, director and chairman of its board of directors, effective as of September 8, 2003, for a term lasting until December 31, 2005, with automatic annual renewals thereafter unless terminated by Ener1 or Mr. Fitzgerald. Under the employment agreement, Mr. Fitzgerald is entitled to receive an annual salary of $350,000 and option grants to purchase Ener1 common stock, the terms of which are described in the section titled “Equity Compensation Plan Information” of the Form 10-KSB/A submitted by Ener1 to the Commission on May 16, 2005 for the fiscal year ended December 31, 2004.

One of our employees performs technology consulting and patent advisory work for Ener1 and Ener1 Group related entities. We are reimbursed for these services at the rate of 120% of his direct hourly rate.

Ener1 Group

In fiscal 2005, Ener1 Group loaned us a total of $800,000 to fund our working capital needs. These loans bear interest at an annual rate of 5% and were assumed by Bzinfin SA effective February 5, 2005. On January 24, 2005, we issued 20,629 shares of restricted common stock to Ener1 Group, Inc. in partial reimbursement for certain expenses paid for by Ener1 Group, Inc. at a value of $0.25 per share.

Sublease

We have subleased commercial property, which serves as our headquarters and work space, through an assignment of a sublease from Splinex, LLC. Splinex, LLC subleased this property from Ener1 Group. Under the terms of our sublease, we are required to make monthly lease payments in the base amount of $4,661 to $5,453 per month through February, 2008. Our sublease and related documents are filed as exhibits to the registration statement of which this prospectus is a part. Due to Splinex, LLC’s lack of financial history at the time it entered into the sublease, it was unable to obtain a lease from a third party on terms comparable to or more favorable than those contained in the sublease. The rent we pay under the sublease is the same amount as the rent Ener1 Group pays under the lease with no mark-up; the other terms of the sublease are also the same terms as Ener1 Group is subject to under the lease. We believe the terms of the sublease, including the amount of rent, were comparable with terms that were generally available in the local market at the time we entered into the sublease, based on our knowledge of the local real estate market.

Our company and Splinex, LLC

In connection with our formation and in return for the issuance of all of our outstanding common stock, Splinex LLC agreed to contribute to us substantially all of its assets and liabilities. This contribution occurred as of April 1, 2004. We recorded this transaction at the book value of the assets and liabilities at the date of transfer. Splinex, LLC no longer conducts any operations but will continue to hold our common stock.

Splinex, LLC owns approximately 95% of our outstanding common stock.

Dr. Novak and Mike Zoi are both members and managers of Splinex, LLC and each holds 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC. Each of Mikhail and Boris Zingarevich also indirectly holds 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC.

Bzinfin, S.A., the company with whom we have a revolving loan agreement, is also a stockholder of Ener1 Group. Bzinfin S.A. is indirectly owned by Boris Zingarevich, who beneficially owns a limited liability company that is a member of Splinex, LLC and is a director of Ener1 Group.

Alexander Malovik is a member of Splinex, LLC and holds 49% of the economic membership interests (and 50% of the voting membership interests) of Splinex, LLC. Mr. Malovik formed ANTAO, Ltd. to be the administrative vehicle for our development efforts in Russia. Between July 1, 2004 and March 31, 2005, we paid an aggregate of $260,000 to ANTAO to pay the costs associated with our operations in Russia, including wages and benefits paid to Russian personnel and rent. ANTAO sent these funds, after retaining sufficient funds to pay its administrative expenses and taxes, to Splinex Outsourcing LLC, a Russian limited liability corporation, which used the funds to pay these costs. Neither ANTAO nor Mr. Malovik received any consideration from us in return for these services. Mr. Malovik contributed the outstanding stock of ANTAO, Ltd. to us on September 20, 2004 as part of Mr. Malovik’s contribution obligation under the operating agreement of Splinex, LLC. Mr. Malovik does not have an ongoing operational role in the day-to-day operations of ANTAO, Ltd.

Revolving Loan Agreement

We are party to a revolving loan agreement with Bzinfin, S.A., a British Virgin Islands limited corporation. Bzinfin, S.A. is wholly owned by Boris Zingarevich. Additionally, Bzinfin, S.A. and Z-N, LLC are the sole owners of Ener1 Group. Ener1 Group is the majority shareholder of Ener1.

Under the revolving loan agreement, Bzinfin, S.A. has agreed that it or one of its affiliates will loan and reloan us amounts up to $2,500,000 upon our request, at an annual interest rate of 5%. This $2,500,000 commitment will be available from January 18, 2005, through July, 2005. All outstanding principal and interest under this agreement must be repaid on the second anniversary of the first disbursement of funds under the revolving loan agreement. The maximum loan amount will be reduced dollar-for-dollar by the cumulative gross proceeds we receive from the sale of our equity or debt securities or from any loans or other credit facilities extended to us. We borrowed $1,700,000, including $800,000 in aggregate principal amount of loans to us from Ener1 Group, Inc. assumed by Bzinfin, under this agreement through March 31, 2005, and an additional $565,000 through June 15, 2005.

Consulting agreements with Dr. Novak and Mr. Zoi

Both Dr. Novak and Mr. Zoi have signed consulting agreements with us. We entered into a consulting agreement with Dr. Novak under which Dr. Novak agreed to work for us as an independent contractor providing technical advice, technical management, strategic planning and international licensing advice. We agreed to pay him a consulting fee of $100,000 per annum. Dr. Novak is required to submit statements on a monthly basis describing the nature of his work during the previous month. The agreement requires Dr. Novak to keep our proprietary information confidential and requires him to enter into a separate assignment of his intellectual property rights with respect to any inventions relating to business of Splinex to us. The agreement may be terminated at any time by either party upon written notice to the other party. Under the agreement, during the period of his consultancy and for 12 months thereafter, Dr. Novak has agreed not to solicit any of our employees to terminate their employment with us.

We entered into a consulting agreement with Mr. Zoi in February, 2004. Under the agreement, Mr. Zoi agreed to work for us as an independent contractor providing advice regarding capital formation, equity structuring, business planning, strategic planning and international licensing. We agreed to pay him a consulting fee of $100,000 per annum. Mr. Zoi is required to submit statements on a monthly basis describing the nature of his work during the previous month. The agreement requires Mr. Zoi to keep our proprietary information confidential. Under the agreement Mr. Zoi also assigned to us any intellectual property rights he may acquire while working with our technology. The consulting agreement may be terminated at any time by either party upon written notice to the other party. Under the agreement, during the period of his consultancy and for 12 months thereafter, Mr. Zoi has agreed not to solicit any of our employees to terminate their employment with us.

Item 13. Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among Ener1 Acquisition Corp., Registrant and Ener1, Inc., dated as of June 9, 2004, incorporated herein by reference to Exhibit 2.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

2.2	First Amendment to Agreement and Plan of Merger among Ener1 Acquisition Corp., Registrant and Ener1, Inc., dated as of October 13, 2004, incorporated herein by reference to Exhibit 2.2 to Amendment No, 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

2.3	Second Amendment to Agreement and Plan of Merger among Ener1 Acquisition Corp., Splinex and Ener1, Inc., dated as of December 23, 2004, incorporated herein by reference to Exhibit 2.3 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

3.1	Certificate of Incorporation of Splinex, incorporated herein by reference to Exhibit 3.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.2	Certificate of Merger of Splinex, incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.1	Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004 incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.2	Amendment to Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 17, 2004 incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.3	Employment Agreement between Christian Schormann and Splinex dated January 12, 2005, incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K filed with the Commission on January 25, 2005.

Exhibit
Number	Description
10.4	Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5	2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6	Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7	Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8	Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9	Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10	Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11	Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12	Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13	Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

Exhibit
Number	Description
10.15	Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16	Reseller Agreement between Waterloo Maple Inc. and Splinex Technology Inc. dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

14*	Code of Ethics

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees, including expenses, billed by our former principal accountant in connection with the audit of our annual financial statements for fiscal 2004 was $40,000. The aggregate fees, including expenses, billed by our former principal accountant in connection with the review of financial statements included in our Form S-1 as amended, and review of regulatory filings during fiscal 2005 was $133,664. The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our annual financial statements for fiscal 2005 and review of regulatory filings including the financial statements included in our Quarterly Reports on Form 10-QSB was $18,867.

Audit Related Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to the audit for the years ended March 31, 2004 and 2005 were $0

Tax Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to tax services during the fiscal years ending March 31, 2004 and 2005 were $0.

All Other Fees. The aggregate fees, including expenses, billed for all other services rendered to us by our former and current principal accountants during fiscal 2004 and 2005 were $0.

Audit Committee Pre-Approval Policy

Our Audit Committee’s responsibilities include selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by Splinex’s independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee’s approval. All fees paid to the independent auditors in fiscal 2005 were pre-approved by the Audit Committee, and therefore no services were approved after the services were rendered pursuant to the “de minimus” exception established by the SEC for the provision of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinex Technology Inc.

June 29, 2005	By: /S/ Michael Stojda

Michael Stojda
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

June 29, 2005	By: /S/ Michael Stojda

Michael Stojda
Chief Executive Officer and President
(Principal Executive Officer)

June 29, 2005	By: /S/ Kevin Fitzgerald

Kevin Fitzgerald
Chairman of the Board, Director

June 29, 2005	By: /S/ Peter Novak

Peter Novak
Director

June 29, 2005	By: /S/ Curtis Wolfe

Curtis Wolfe
Director, General Counsel and Secretary

June 29, 2005	By: /S/ Edward Dubrovsky

Edward Dubrovsky
Director

June 29, 2005	By: /S/ Alexander Yarmolinsky

Alexander Yarmolinsky
Director

June 29, 2005	By: /S/ Gerard A. Herlihy

Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)