Form 10QSB
period 2005-06-30
Splinex Technology Inc.
filed 2005-08-12
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(954) 660-6565
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 31, 2005, the number of shares outstanding of the registrant’s common stock was 100,670,270 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended June 30, 2005
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET - AS OF JUNE 30, 2005	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2005	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS - PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2005	5

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	12

Item 3.	Controls and Procedures.	16

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 6.	Exhibits	17

	Signatures	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

ASSETS	June 30, 2005
Current assets
Cash	$149,132
Prepaid expenses and other	60,894
Loans and advances to employees - current portion	14,684
Total current assets	224,710

Property and equipment, net	43,246

Accounting software license	31,969
Other assets	9,881
Loans to employees - long term portion	5,327
Total assets	$315,133

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	389,323
Accrued expenses	276,027
Due to related parties	79,726
Other current liabilities	55,899
Total current liabilities	800,975

Long term liabilities
Note payable and accrued interest - related party	2,344,602
Total liabilities	3,145,577

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares
authorized and no shares issued and outstanding	-
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,670,270 shares issued and outstanding)	100,670
Paid in capital	1,101,049
Deficit accumulated during the development stage	(4,032,163)
Total stockholders' deficiency in assets	(2,830,444)
Total liabilities and stockholders' deficiency in assets	$315,133

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		Cumulative
		From Inception
		(October 28,
	Three Months	2003)
	Ended	Through
	June 30, 2005	June 30, 2005
Net sales	$70	119

Operating Expenses
Sales and marketing	140,168	505,446
General and administrative	269,499	2,175,405
Research and development	301,189	1,623,711
Total operating expenses	710,856	4,304,562
Costs of merger and registration	-	512,321
Total expenses	710,856	4,816,883
Loss from operations	(710,786)	(4,816,764)
Interest expense, net	(25,188)	(38,246)
Loss before income taxes	(735,974)	(4,855,010)
Income taxes	-	-
Net loss	$(735,974)	$(4,855,010)

Net loss per basic and fully diluted share	$(0.01)	$(0.05)

Weighted average shares outstanding	100,670,270	96,656,126

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Capital	Stage	in Assets
Common stock issued $0.001 per share
effective at inception on October 28, 2003	-	-	95,000,000	$95,000	$(94,999)	$-	$1
Additional capital contributed during period			-	-	849,999	-	849,999
Net loss (see Note 4)	-	-	-	-	(822,847)	-	(822,847)
Balance at March 31, 2004	-	-	95,000,000	95,000	(67,847)	-	27,153
Additional capital contributed during period	-	-	-	-	1,150,000	-	1,150,000
Shares issued as executive compensation
and other expenses	-	-	670,270	670	23,896	-	24,566
Shares issued in Merger	-	-	5,000,000	5,000	(5,000)	-	-
Net loss	-	-	-	-	-	(3,296,189)	(3,296,189)
Balance at March 31, 2005	-	-	100,670,270	100,670	1,101,049	(3,296,189)	(2,094,470)
Net loss	-	-	-	-	-	(735,974)	(735,974)
Balance at June 30, 2005	$-	$-	$100,670,270	$100,670	$1,101,049	$(4,032,163)	$(2,830,444)

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		Cumulative
		From Inception
		(October 28,
	Three Months	2003)
	Ended	Through
	June 30, 2005	June 30, 2005
Cash flows from operating activities:
Net loss	$(735,974)	$(4,855,010)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,616	36,184
Executive compensation and other expenses
paid with common stock	-	24,566
Non cash interest expense	25,119	33,359
Changes in operating assets and liabilities:
Prepaid expenses and other	306	(36,964)
Due to related parties	(27,034)	79,725
Other assets	-	(9,881)
Accounts payable	(45,644)	389,323
Accrued expenses	54,455	276,027
Total adjustments	13,818	792,339
Net cash used in operating activities	(722,156)	(4,062,671)

Cash flows from investing activities:
Purchase of equipment	-	(79,429)
Employee loans and advances, net	3,698	(20,011)
Net cash used in investing activities	3,698	(99,440)

Cash flows from financing activities:
Note payable related party	611,243	2,311,243
Contributed capital from equity investors	-	2,000,000
Net cash provided by financing activities	611,243	4,311,243

Net increase (decrease) in cash	(107,215)	149,132
Cash at beginning of period	256,347	-
Cash at end of period	$149,132	$149,132

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in merger	$-	$150,000
Costs of merger recorded as
reduction in paid in capital	$-	$(150,000)

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Splinex Technology Inc. ( “Technology”) was organized under the laws of the State of Delaware as a wholly owned subsidiary of Splinex, LLC, a Florida limited liability company (the “Predecessor”), to conduct the business and operations of the Predecessor. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), the Predecessor contributed substantially all of its assets, liabilities and operations to Technology. The financial statements include the accounts of Technology and the Predecessor (combined, the “Company”), and all material intercompany transactions have been eliminated. The Company began its development stage activity on October 28, 2003 (“Inception”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2005. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2005.

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

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since Inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of June 30, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At Jun 30, 2005, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2005, the Company had approximately $50,883 in excess of FDIC insured limits.

Foreign Currency Transactions

All transactions of the Company are denominated in U.S. dollars. The Company pays Russian research, programming and administrative costs under a U.S. dollar denominated agreement. Consolidated general and administrative expenses include immaterial foreign exchange rate losses on Russian bank balances maintained by ANTAO. The Company has not engaged in foreign currency hedging activities.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted during the quarter ending June 30, 2005.

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

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Advertising

Advertising expense, including direct mail and email advertising, was $71,853 for the three months ended June, 2005.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during period ended June 30, 2005.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund research, development, marketing and sales activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals. Management’s plans include continuing efforts to develop the Company’s first commercial product, borrowing funds under the revolving loan agreement described below, and raising additional capital.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of June 30, 2005, the Company had borrowed $2,311,242 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed the remaining available funds of $188,758 under this facility in July 2005. At the Company’s current rate of expenditure, the funds available to the Company from cash on hand and under the revolving loan agreement would be sufficient to fund our operations through mid-September.

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

NOTE 4. ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At June 30, 2005, accrued liabilities consisted of the following:

Executive relocation and legal	$85,472
Accrued vacation	47,443
Audit	40,000
Deferred wages	36,720
Travel and lodging	19,000
Russian programming costs	18,392
Consulting	14,000
Miscellaneous	15,000
$276,027

NOTE 5. STOCKHOLDERS’ EQUITY

The Company has the authority to issue 300,000,000 shares of common stock having a par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company has the authority to issue 150,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year or a monthly fee to each consultant of $8,333. Professional fees and consulting expenses for the three months ended June 30, 2005 include $50,000 of consulting fees under these agreements.

The Company shares personnel with Ener1 Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $15,414 for its office space under a sublease with Ener1 Group, Inc. for the three months ended June 30, 2005. Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, research and development wages and benefits are net of reimbursements of $1,200 for the three months ended June 30, 2005. Administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amounts of $4,400 for the three months ended June 30, 2005.

The Company works with Russia-based scientists and programmers who were paid on the Company’s behalf under an agreement with a Russian consultant who handled administrative matters for the Company in Russia through July 2004. This consultant became an employee of the Company in July 2004. In March 2004, the consultant formed Splinex Outsourcing LLC to handle administrative and employment matters in connection with the Company’s Russian operations. In April 2004, a member of the Predecessor formed ANTAO to facilitate the payment of expenses to Splinex Outsourcing; ANTAO became a subsidiary of the Company on September 12, 2004. During the three months ending June 30, 2005, the Company paid $64,207 (unaudited) to Splinex Outsourcing LLC through ANTAO.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company has adopted a 2004 Stock Option Plan (the “Plan”) under which options may be granted to Company employees to purchase Company common stock.  Initially, the number of shares of common stock available for issuance under the Plan was 5,000,000; this number was increased to 10,000,000 as of June 30, 2005.   The Company has granted options to purchase 4,825,000 shares under the Plan as of June 30, 2005.

Foreign operations

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,”“will,”“should,”“expect,”“plan,”“anticipate,”“intend”, “believe,”“estimate,”“predict,”“potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: the expected release dates and future sales of our products; development of other products; expected hiring levels; marketing plans; increases of selling, general and administrative costs and research and development spending; our product development strategy; financing requirement and capital raising plans  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; our ability to protect our intellectual property; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of June 30, 2005.

We were organized under the laws of the State of Delaware in February 2004 to conduct the business and operations of Splinex, LLC, a Florida limited liability company (our “Predecessor”). Effective April 1, 2004, Splinex, LLC reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us under a contribution agreement. Our financial statements include the accounts of Splinex Technology Inc. and our Predecessor, and all material intercompany transactions have been eliminated. We began activity October 28, 2003 (inception).

We filed a registration statement on Form S-1 with the Securities and Exchange Commission which was declared effective on January 11, 2005, and we became a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934. Effective July 21, 2005, Splinex common stock began trading and was quoted on the Over the Counter (OTC) Bulletin Board under the symbol "SPLX.OB".

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We may borrow funds under a revolving loan agreement with an affiliate. At our current rate of expenditure, the funds available to us from cash on hand and under the revolving loan agreement would be sufficient to fund our operations through mid-September 2005, excluding the consideration of any revenues from the sale of our products. Our independent auditor’s report on our financial statements for the year ended March 31, 2005 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

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

In June 2005 we entered into a Reseller Agreement with Waterloo Maple Inc., the parent company of Maplesoft, the developer of Maple software. Under the Reseller Agreement, Maplesoft and Splinex will conduct a number of joint marketing and sales initiatives. These initiatives began in July, 2005. Additionally, Maplesoft will promote nVizx v1.5 for Maple through its web site and other marketing activities directed to its customer base, and its sales force and worldwide reseller network will sell the product.

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

We intend to raise additional capital to support and accelerate our product development, marketing and sales plans. At June 30, 2005, we had $188,758 remaining available to us under the revolving loan agreement and we had cash of $142,318.  Through salary reductions and implementation of other expense controls, we have reduced our monthly cash expenses to approximately $130,000. At our current rate of expenditure, these funds would be sufficient to fund our operations through mid-September 2005.

We estimate that we need approximately $2 million to execute our product development, marketing and sales plans for the remainder of our fiscal year ending March 31, 2006. During the next nine months, we will seek to raise up to $10,000,000 through debt or equity financing, including public or private sales of our securities. We expect to increase operating and development spending level to market and sell nVizx and to commence additional development projects using our core technologies. If we are successful in raising additional capital, we plan to hire additional programmers, developers and other personnel and spend additional resources for sales, marketing and administration that could raise our operating expenses to up to approximately $500,000 per month in our fiscal year ending March 31, 2006.

We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, our current stockholders’ ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition.

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

As of June 30, 2005, we have no material planned capital expenditures.

Results of Operations for the Three Month Period Ended June 30, 2005

We incurred a loss of $735,974 for the three months ended June 30, 2005. Operating expenses of $710,856 for the three months ended June 30, 2005 included $140,168 for sales and marketing expenses, $269,499 for general and administrative expenses, and $301,189 for research and development costs.

Sales and marketing expenses for the three months ended June 30, 2005 consisted primarily of wages and benefits of $56,685 and advertising and promotional expenses of $71,853. General and administrative expenses for the three months ended June 30, 2005 included wages and benefits of $104,072; consulting fees of $50,000 paid to a director, Dr. Novak and a related party, Mike Zoi; legal expenses of $36,928, of which $4,040 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; audit fees of $18,097; insurance costs of $20,687; and rent of $15,414.

Research and development expenses for the three months ended June 30, 2005 included $205,606 for wages and benefits paid to U.S. based programmers; $72,000 for wages and administrative costs of our Russian-based scientists and programmers; and $12,450 paid to software consultants. The wages and benefits of our U.S. based research and development department are currently approximately $900,000 on an annualized basis. Our Russia based programming costs are currently approximately $300,000 on an annualized basis. We expect both of these expenses to increase substantially in the future as development activities increase.

Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our research and development wages and benefits are net of reimbursements of $1,200 for the three months ended June 30, 2005.

We expect that our administrative expenses will continue to increase as we continue to build our corporate infrastructure and hire additional administrative and management staff. As a new public reporting company, our legal and accounting costs have increased in connection with compliance with reporting requirements under the Securities Exchange Act of 1934, and our investor relations and communications costs have also increased.

Selling and marketing expenses consist primarily of direct mail and email advertising and other marketing related expenses, compensation-related expenses and travel costs. Sales and marketing costs are expected to significantly increase in absolute dollars and become a significant percentage of revenues in the future as we expand our advertising, marketing and sales activities associated with nVizx and release additional products.

 Liquidity and capital resources

At June 30, 2005, we had negative working capital of $576,264 and cash of $149,132. As of June 30, 2005, we had funds of $188,758 available under a borrowing agreement.

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

At our current rate of expenditure, our cash on hand plus the funds available to us under the revolving loan agreement would be sufficient to fund our operations through mid-September 2005. In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of June 30, 2005, we had borrowed $2,311,242 under a $2,500,000 revolving loan agreement with a company that is affiliated with us through common ownership (the “Bzinfin Loan”). We borrowed the remaining available funds of $188,758 under this facility in July 2005. Loans under this agreement bear interest at an annual rate of 5% and principal and interest must be repaid within two years from the date of the initial funding, which occurred on February 7, 2005.

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

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at June 30, 2005.

Off-balance sheet arrangements

At June 30, 2005, we did not have any off-balance sheet arrangements, as defined in item 303(c)(4)(2) of SEC Regulation S-B.

Item 3. Controls and Procedures.

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
During the quarter ended June 30, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material affect on our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

10.1
Reseller Agreement between Waterloo Maple Inc. and Splinex Technology Inc. dated May 27, 2005, incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

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

Splinex Technology Inc.

August 12, 2005	By:	/s/ Gerard A. Herlihy
Name: Gerard A. Herlihy
Title: Chief Financial Officer