Form 10QSB
period 2005-09-30
Splinex Technology Inc.
filed 2005-12-05
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 333-116817

Splinex Technology Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

550 W. Cypress Creek Road Suite 410
Fort Lauderdale, FL 33309
(Address of principal executive offices)

(954) 660-6565
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On December 1, 2005, the number of shares outstanding of the registrant’s common stock was 100,670,270 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended September 30, 2005
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET - AS OF SEPTEMBER 30, 2005 AND MARCH 31, 2005	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH SEPTEMBER 30, 2005	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS - PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH SEPTEMBER 30, 2005	5

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH SEPTEMBER 30, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	13

Item 3.	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	20

	Signatures	21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

	September 30, 2005	March 31, 2005
ASSETS
Current assets
Cash	$8,804	$256,347
Prepaid expenses and other	42,751	76,119
Loans and advances to employees - current portion	16,224	13,834
Total current assets	67,779	346,300

Property and equipment, net	29,920	49,862

Accounting software license	26,921	37,000
Other assets	9,881	9,881
Loans to employees - long term portion	—	9,875
Total assets	$134,501	$452,918

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	470,948	434,967
Accrued expenses	782,893	221,572
Due to related parties	135,502	106,760
Other current liabilities	17,430	75,849
Total current liabilities	1,406,773	839,148

Long term liabilities
Note payable and accrued interest - related party	2,613,901	1,708,240
Total liabilities	4,020,674	2,547,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares
authorized and no shares issued and outstanding	—	—
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,670,270 shares issued and outstanding)	100,670	100,670
Paid in capital	1,101,049	1,101,049
Deficit accumulated during the development stage	(5,087,892)	(3,296,189)
Total stockholders' deficiency in assets	(3,886,173)	(2,094,470)
Total liabilities and stockholders' deficiency in assets	$134,501	$452,918

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

					From Inception
					(October 28,
	Three Months	Three Months	Six Months	Six Months	2003)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005
Net sales	$617	$24	$687	$24	736

Operating Expenses
Sales and marketing	49,952	96,723	190,120	117,933	555,398
General and administrative	688,661	275,602	958,159	581,742	2,864,065
Research and development	287,014	281,610	588,203	443,646	1,910,725
Total operating expenses	1,025,627	653,935	1,736,482	1,143,321	5,330,188
Costs of merger and registration	—	80,000	—	344,678	512,321
Total expenses	1,025,627	733,935	1,736,482	1,487,999	5,842,509
Loss from operations	(1,025,010)	(733,911)	(1,735,795)	(1,487,975)	(5,841,773)
Interest expense, net	(30,720)	—	(55,908)	—	(68,966)
Loss before income taxes	(1,055,730)	(733,911)	(1,791,703)	(1,487,975)	(5,910,739)
Income taxes	—	—	—	—	—
Net loss	$(1,055,730)	$(733,911)	$(1,791,703)	$(1,487,975)	$(5,910,739)

Net loss per basic and
diluted share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares
outstanding	100,670,270	95,000,000	100,670,270	95,000,000

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Capital	Stage	in Assets
Common stock issued $0.001 per share
effective at inception on October 28, 2003	—	—	95,000,000	$95,000	$(94,999)	$—	$1
Additional capital contributed during period			—	—	849,999	—	849,999
Net loss (see Note 5)	—	—	—	—	(822,847)	—	(822,847)
Balance at March 31, 2004	—	—	95,000,000	95,000	(67,847)	—	27,153
Additional capital contributed during period	—	—	—	—	1,150,000	—	1,150,000
Shares issued as executive compensation
and other expenses	—	—	670,270	670	23,896	—	24,566
Shares issued in Merger	—	—	5,000,000	5,000	(5,000)	—	—
Net loss	—	—	—	—	—	(3,296,189)	(3,296,189)
Balance at March 31, 2005	—	—	100,670,270	100,670	1,101,049	(3,296,189)	(2,094,470)
Net loss	—	—	—	—	—	(1,791,703)	(1,791,703)
Balance at September 30, 2005	—	$—	100,670,270	$100,670	$1,101,049	$(5,087,892)	$(3,886,173)

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(October 28,
	Six Months	Six Months	2003)
	Ended	Ended	Through
	September 30, 2005	September 30, 2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(1,791,703)	$(1,487,975)	$(5,910,739)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	13,232	11,134	42,800
Executive compensation and other expenses
paid with common stock	—	—	24,566
Non cash interest expense	55,661	—	63,901
Changes in operating assets and liabilities:
Prepaid expenses and other	(14,812)	3,438	(52,082)
Due to related parties	28,743	(2,592)	135,502
Other assets	—	(1,300)	(9,881)
Accounts payable	35,981	299,929	470,948
Accrued expenses	561,159	117,991	782,731
Total adjustments	679,965	428,600	1,458,486
Net cash used in operating activities	(1,111,738)	(1,059,375)	(4,452,253)

Cash flows from investing activities:
Purchase or retirement of equipment	6,710	(20,706)	(72,719)
Employee loans and advances, net	7,485	(39,355)	(16,224)
Net cash used in investing activities	14,194	(60,061)	(88,944)

Cash flows from financing activities:
Note payable related parties	850,000	—	2,550,000
Contributed capital from equity investors	—	1,050,000	2,000,000
Net cash provided by financing activities	850,000	1,050,000	4,550,000

Net increase (decrease) in cash	(247,543)	(69,436)	8,804
Cash at beginning of period	256,347	165,413	—
Cash at end of period	$8,804	$95,977	$8,804

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued in merger	$—	$—	$150,000
Costs of merger recorded as
reduction in paid in capital	$—	$—	$(150,000)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2005. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Basis of Consolidation

The consolidated interim financial statements include the accounts of Technology and its wholly owned subsidiary, ANTAO Ltd., a limited liability company formed under the laws of Russia (“ANTAO”). All material intercompany accounts and transactions have been eliminated in consolidation.

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since Inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of September 30, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At September 30, 2005, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2005, the Company had no amounts in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted during the six months ending September 30, 2005.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Advertising

Advertising expense, including direct mail and email advertising, was $1,951 and $73,804 for the three months and six months ended September 30, 2005, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during period ended September 30, 2005.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to pursue its business plans until such time as the Company can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals.

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company intends to maintain and support its existing nVizx visualization products including continuing to market these products under a Reseller Agreement with a leading mathematical computational software developer, but the Company does not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. In June 2005 the Company began marketing its nVizx product under a Reseller Agreement with a leading mathematical computational software developer. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced its software development team in the United States. In addition, the Company has terminated or accepted resignations from certain executives and managers. The Company intends to explore alternative uses of its existing technology through licensing or other business development activities. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). In the three months ended September 30, 2005, Bzinfin and Ener1 Group, Inc. loaned the Company an additional $50,000 and $35,000, respectively. From October 1, 2005 through November 30, 2005, Ener1 Group, Inc. loaned the Company an additional $212,000.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or paid by the Company. At September 30, 2005, accrued expenses consisted of the following:

Accrued severance	$494,140
Deferred wages	109,947
Accrued vacation	48,198
Accrued outsourcing costs	43,000
Audit	40,000
Miscellaneous	47,608
$782,893

NOTE 5. STOCKHOLDERS’ EQUITY

The Company has the authority to issue 300,000,000 shares of common stock, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company has the authority to issue 150,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 and $100,000 for the three and six months ended September 30, 2005 and $50,000 and $100,000 for the three months and six months ended September 30, 2004, respectively.

The Company shares personnel with Ener1 Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $15,414 and $30,829 for its office space under a sublease with Ener1 Group, Inc. for the three months and six months ended September 30, 2005 and $14,927 and $29,961 for the three months and six months ended September 30, 2004. Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, research and development expenses are net of reimbursements of $1,080 and $2,280 for the three months and six months ended September 30, 2005; general and administrative expenses and research and development expenses are net of reimbursements of $0 and $10,200 for the three months ended September 30, 2004 and $17,160 and $32,640 for the six months ended September 30, 2004, respectively. General and administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amounts of $3,300 and $7,700 for the three months and six months ended September 30, 2005 and $10,100 and $17,170 for the three months and six months ended September 30, 2004.

The Company worked with Russia-based scientists and programmers who were paid on the Company’s behalf under an agreement with a Russian consultant who handled administrative matters for the Company in Russia through July 2004. This consultant became an employee of the Company in July 2004. In March 2004, the consultant formed Splinex Outsourcing LLC to handle administrative and employment matters in connection with the Company’s Russian operations. In April 2004, a member of the Predecessor formed ANTAO to facilitate the payment of expenses to Splinex Outsourcing; ANTAO became a subsidiary of the Company on September 12, 2004. In September 2005, the Company terminated the development work provided by Splinex Outsourcing. During the six months ending September 30, 2005, the Company paid $120,207 (unaudited) to Splinex Outsourcing LLC of which $40,207 was paid through ANTAO and $80,000 was paid through Ener1 Group, Inc. During the six months ending September 30, 2004, the Company paid $156,000 (unaudited) to Splinex Outsourcing LLC of which $108,000 was paid through ANTAO and the remainder was paid through the Russian consultant.

NOTE 7. LONG TERM DEBT DUE TO RELATED PARTY

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement with the Company under which the Company may borrow up to $2,500,000 in aggregate principal through July 31, 2005. Borrowings under the facility were contingent upon the consummation of the merger of the Company with Ener1 Acquisition Corp., which was effected as of January 18, 2005. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company borrowed $2,500,000 under this facility as of July 27, 2005. The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Foreign operations

The Company outsourced computer programming work to a company located in Ekaterinberg Russia through September 2005, and may engage in additional operations in Russia in the future. Operations in Russia are subject to significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, political, economic and legal risks associated with doing business in Russia, limitations on foreign currency transactions, and risks associated with evolving Russian laws on issues including creditor rights and intellectual property. The Company’s ability to continue to develop products and earn revenues may be adversely affected by changes in the political, economic, legal and social conditions in Russia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, foreign currency transactions, and rates and methods of taxation, among other things.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,”  “will,”  “should,”  “expect,”  “plan,”  “anticipate,”  “intend”, “believe,”  “estimate,”  “predict,”  “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; the expected release dates and future sales of our products; development of other products; expected hiring levels; marketing plans; increases of selling, general and administrative costs and research and development spending; our product development strategy; financing requirement and capital raising plans  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission(the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; our ability to protect our intellectual property; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements.

The following discussion should be read in conjunction with our other filings with the Securities and Exchange Commission and the consolidated interim financial statements and related notes included in this Quarterly Report.

Overview

 Splinex has developed, and currently licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. We believe end-users of our software products, such as mathematicians, scientists, graphic designers or digital artists working on complex graphical three-dimensional problems, will experience greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical and artistic precision in representing, multi-dimensional mathematical objects and information.

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of September 30, 2005.

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

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We have no remaining funds available under our revolving loan agreement and are dependent upon a related party, Ener1 Group, Inc., to fund our operations. Our independent auditor’s report on our financial statements for the year ended March 31, 2005 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

During September 2005, we implemented a change in our business strategy and took certain actions to reduce our overhead costs. We intend to maintain and support our existing nVizx visualization products including continuing to market these products under a Reseller Agreement with a leading mathematical computational software developer, but we do not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. We have discontinued our development projects unrelated to nVizx. We have terminated our use of software development services previously provided to us by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced our software development team in the United States. In addition, we have terminated or accepted resignations from certain executives and managers. We intend to explore alternative uses of our existing technology through licensing or other business development activities. We have borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while we pursue such alternatives, which could include acquisitions of, or joint ventures with, companies that could benefit from certain of our core technologies. We do not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations, including severance obligations, until we have been able to implement our business development further.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with us through common ownership (the “Bzinfin Loan”). In the three months ended September 30, 2005, Bzinfin and Ener1 Group, Inc. loaned us an additional $50,000 and $35,000, respectively. From October 1, 2005 through November 30, 2005, Ener1 Group, Inc. loaned us $212,000.

Plan of Operation

During the period from inception on October 28, 2003 through October 1, 2004, our research and development activities were primarily directed towards developing core technologies and software libraries that could be used in various applications and market segments.

During the period from October 1, 2004 through August 2005, we have directed most of our software development activities to developing and releasing a commercial version of our software product called nVizx, the first versions of which were designed for use with Mathematica and Maple, two third-party technical computing software programs published by Wolfram Research Inc. and Waterloo Maple, Inc., respectively. Mathematica and Maple are programs used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation.  nVizx is an add-on (i.e., a product sold separately and used in connection with the technical computing software) software program that allows users to visualize sophisticated and complex multi-dimensional data and objects faster and with greater control and detail than is currently possible.

The first version of nVizx v1.0 for Mathematica was commercially released and made available for purchase in March 2005.   nVizx v1.5 for Maplesoft was commercially released and made available for purchase in June 2005.In June 2005 we entered into a Reseller Agreement with Waterloo Maple Inc., the parent company of Maplesoft, the developer of Maple software. Under the Reseller Agreement, Maplesoft and Splinex agreed to conduct a number of joint marketing and sales initiatives. Additionally, Maplesoft agreed to promote nVizx v1.5 for Maple through its web site and other marketing activities directed to its customer base. We have not had significant sales of either product, and do not have sufficient funds to market the product to achieve higher sales. Our current marketing activities consist solely of the marketing efforts of our reseller and limited low cost marketing efforts through our web store.

Using our core software libraries, we have the capability to develop additional versions of n nVizx as visualization add-ons for other technical computing software products similar to Mathematica and Maplesoft and for spreadsheet products like Microsoft Excel.  However, due to low product sales, we intend to maintain and support our existing nVizx visualization products, but do not presently plan to introduce new versions of the product or upgrades unless and until sales of the current products increase significantly. We intend to explore alternative uses of our existing technology through licensing or other business development activities. We may pursue acquisitions of, or joint ventures with, companies that can benefit from our technology.

At September 30, 2005, we had cash of $8,804 and negative working capital of $1,338,994.  Through employee terminations, the termination of our use of software development services previously provided to us by Splinex Outsourcing, Inc., and implementation of other expense controls, we have reduced our monthly cash expenses to approximately $75,000. We are currently dependent upon receiving funds from Ener1 Group, Inc. to pay these ongoing expenses. We do not anticipate receiving funding sufficient to pay our past due obligations, including severance obligations, until we have been able to implement our business development plans further.

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

As of September 30, 2005, we have no material planned capital expenditures.

Results of Operations for the Three Month Period Ended September 30, 2005

We incurred a loss of $1,055,730, or $0.01 per share, for the three months ended September 30, 2005 compared to $733,911, or $0.01 per share in the prior year quarter. Average weighted shares outstanding were 100,670,270 for the three and six months ended September 30, 2005 and 95,000,000 for the three and six months ended September 30, 2004. Operating expenses of $1,025,627 for the three months ended September 30, 2005 included $49,952 for sales and marketing expenses, $688,661 for general and administrative expenses, and $287,014 for research and development costs. Operating expenses of $653,935 for the three months ended September 30, 2004 included $96,723 for sales and marketing expenses, $275,602 for general and administrative expenses and $281,610 for research and development costs. Costs incurred in connection with the Merger and registration of the Distribution were $80,000 for the three months ended September 30, 2004.

Sales and marketing expenses for the three months ended September 30, 2005 consisted primarily of wages and benefits of $39,379. Sales and marketing expenses for the three months ended September 30, 2004 consisted primarily of wages and benefits of $57,583 and web site development costs of $23,147. General and administrative expenses for the three months ended September 30, 2005 included severance expense of $404,960, wages and benefits of $89,892, consulting fees of $50,000 paid to a director, Dr. Novak and, a related party, Mike Zoi; legal expenses of $27,401, of which $3,300 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; audit fees of $30,845; insurance costs of $21,328; and rent of $15,414. The severance expense relates to the termination or resignation of certain executives and managers, and is payable through December 21, 2007. General and administrative expenses for the three months ended September 30, 2004 included wages and benefits of $61,040, consulting fees of $50,000 paid to a director, Dr. Novak and a related party, Mike Zoi; legal expenses of $10,700, of which $10,100 was payable to Ener1 Group to reimburse for the services of our general counsel; audit fees of $10,000; travel and related expenses of $19,102, insurance costs of $1,719; and rent of $14,927. Wages increased due to the hiring of a chief executive officer; travel increased due to the reimbursement of certain executives and managers for travel during 2004; and insurance costs increased because we obtained a directors and officers liability insurance policy that was not in force in the prior year.

Research and development expenses for the three months ended September 30, 2005 included $196,355 for wages and benefits paid to U.S. based programmers; $84,207 for wages and administrative costs of our Russian-based scientists and programmers and $5,400 paid to software consultants. Research and development expenses for the three months ended September 30, 2004 included $140,364 for wages and benefits paid to U.S. based programmers; $72,000 for wages and administrative costs of our Russian-based scientists and programmers and $55,940 paid to software consultants. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers. Wages increased due to the hiring of a director of programming in January 2005 and five programmers who commenced work during July 2004; payments to the Russian outsourcing company increased due to estimated termination costs in September 2005.

Related parties reimburse us for the time spent by one of our employees for patent and research work. Our research and development wages and benefits are net of reimbursements of $1,080 for the three months ended September 30, 2005; general and administrative expenses and research and development expenses are net of reimbursements of $0 and $10,200, respectively for the three months ended September 30, 2004.

As a new public reporting company, our legal and accounting costs have increased in connection with compliance with reporting requirements under the Securities Exchange Act of 1934.

Results of Operations for the Six Month Period Ended September 30, 2005

We incurred a loss of $1,791,703, or $0.02 per share, for the six months ended September 30, 2005 compared to $1,487,975, or $0.02 per share for the six months ended September 30, 2004. Operating expenses of $1,736,482 for the six months ended September 30, 2005 included $190,120 for sales and marketing expenses, $958,159 for general and administrative expenses, and $588,203 for research and development costs. Operating expenses of $1,143,321 for the six months ended September 30, 2004 included $117,933 for sales and marketing expenses, $581,742 for general and administrative expenses, and $443,646 for research and development costs. Costs incurred in connection with the merger and registration statement were $344,678 for the six months ended September 30, 2004.

Sales and marketing expenses for the six months ended September 30, 2005 consisted primarily of wages and benefits of $96,064 and direct mail advertising expenses of $71,338. Sales and marketing expenses for the six months ended September 30, 2004 consisted primarily of wages and benefits of $57,583, web site development costs of $23,229 and marketing consultants of $21,128. General and administrative expenses for the six months ended September 30, 2005 included severance expense of $404,960; wages and benefits of $193,964, consulting fees of $100,000 paid to a director, Dr. Novak, and Mike Zoi; legal expenses of $10,214, of which $7,700 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel; audit fees of $48,943; insurance costs of $42,015; and rent of $30,829. General and administrative expenses for the six months ended September 30, 2004 included wages and benefits of $169,45, consulting fees of $100,000 paid to a director, Dr. Novak, and Mike Zoi; legal expenses of $28,011, of which $17,170 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel; audit fees of $20,000; travel of $34,762, insurance costs of $3,438; and rent of $29,961. Wages increased due to the hiring of a chief executive officer; travel increased due to the reimbursement of certain executives and managers for travel during 2004; audit expenses increased as a result of the Securities Act registration of the Distribution; and insurance expenses increased because we obtained a directors and officers liability insurance policy that was not in force in the prior year.

Research and development expenses for the six months ended September 30, 2005 included $401,962 for wages and benefits paid to U.S. based programmers; $156,207 for wages and administrative costs of our Russian-based scientists and programmers and $17,850 paid to software consultants. Research and development expenses for the six months ended September 30, 2004 included $193,372 for wages and benefits paid to U.S. based programmers; $144,000 for wages and administrative costs of our Russian-based scientists and programmers and $92,091 paid to software consultants. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers. Wages increased due to the hiring of a director of programming in January 2005 and five programmers who commenced work during July 2004; payments to the Russian outsourcing company increased due to estimated termination costs in September 2005.

Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our research and development wages and benefits are net of reimbursements of $2,280 for the six months ended September 30, 2005; general and administrative expenses and research and development expenses are net of reimbursements $17,160 and $32,640, respectively for the six months ended September 30, 2004.

Interest expense was $55,908 and $30,720 for the six months and three months ended September 30, 2005. There was no interest expense in 2004. The increase in interest expense, which is payable at maturity, was due to borrowings under the Bzinfin Loan during 2005.

 Liquidity and capital resources

At September 30, 2005, we had negative working capital of $1,338,994 and cash of $8,804. As of September 30, 2005, we have no further borrowing availability under the borrowing agreement.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We have no remaining funds available under our revolving loan agreement and are dependent upon Ener1 Group, Inc. to fund our operations. Our independent auditor’s report on our financial statements for the year ended March 31, 2005 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

During September 2005, we implemented a change in our business strategy and took certain actions to reduce overhead costs. We intend to maintain and support our existing nVizx visualization products, including continuing our marketing efforts under a Reseller Agreement with a leading mathematical computational software developer, but we do not presently plan to introduce new versions of the product or upgrades unless and until sales of the current products increase significantly. We have terminated our use of software development services previously provided by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced our software development team in the United States. In addition, we have terminated or accepted resignations from certain executives and managers. We intend to explore alternative uses of our existing technology through licensing or other business development activities. We may also pursue acquisitions of, or joint ventures with, companies that could benefit from our core technologies. We are currently dependent upon funds borrowed from Ener1 Group, Inc. to pay our ongoing expenses which could include acquisitions or joint ventures of companies that could benefit from certain of the Company’s core technologies. We do not anticipate receiving funding sufficient [from whom?] to pay past due obligations, including severance obligations, until we have implemented our business development plans further.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had borrowed $2,500,000 under the Bzinfin Loan. In the three months ended September 30, 2005, Bzinfin and Ener1 Group, Inc. loaned us an additional $50,000 and $35,000, respectively. From October 1, 2005 through November 30, 2005, Ener1 Group, Inc. loaned us an additional $212,000. Terms for repayment and interest rate and other terms of these loans have not yet been established.

In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

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

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at September 30, 2005.

Off-balance sheet arrangements

At September 30, 2005, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
During the quarter ended September 30, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material affect on our company.

Item 6. Exhibits

Exhibit	Description
Number
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

10.1
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated herein by reference to Exhibit 10.1 to Splinex's Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.2
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated herein by reference to Exhibit 10.2 to Splinex's Current Report on Form 8-K, filed witht the Commission on November 21, 2005

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinex Technology Inc.
Registrant

Date: December 5, 2005	By:	/s/ Gerard A. Herlihy Name: Gerard A. Herlihy
Title: President and Chief Financial Officer