Form 10QSB
period 2005-12-31
Splinex Technology Inc.
filed 2006-02-21
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ⍷

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On February 14, 2006, the number of shares outstanding of the registrant’s common stock was 100,420,270 shares.

Transitional Small Business Disclosure Format (Check one): Yes ⑀ No X

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended December 31, 2005
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET - AS OF DECEMBER 31, 2005 AND MARCH 31, 2005	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2005	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS - PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2005	5

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	13

Item 3.	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	20

	Signatures	21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

	December 31, 2005	March 31, 2005
ASSETS
Current assets
Cash	$3,522	$256,347
Prepaid expenses and other	21,886	76,119
Loans and advances to employees - current portion	1,363	13,834
Total current assets	26,771	346,300

Property and equipment, net	23,473	49,862

Accounting software license	21,874	37,000
Other assets	9,881	9,881
Loans to employees - long term portion	-	9,875
Total assets	$81,999	$452,918

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	504,796	434,967
Accrued expenses	731,367	221,572
Note payable and accrued interest - related party	254,278	-
Due to related parties	138,262	106,760
Other current liabilities	4,251	75,849
Total current liabilities	1,632,954	839,148

Long term liabilities
Note payable and accrued interest - related party	2,645,832	1,708,240
Total liabilities	4,278,786	2,547,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,670,270 shares issued and outstanding)	100,670	100,670
Treasury stock, at cost; 250,000 and 0 shares, respectively	(62,500)	-
Paid in capital	1,101,049	1,101,049
Deficit accumulated during the development stage	(5,336,006)	(3,296,189)
Total stockholders' deficiency in assets	(4,196,787)	(2,094,470)
Total liabilities and stockholders' deficiency in assets	$81,999	$452,918

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

					Cumulative
					From Inception
					(October 28,
	Three Months	Three Months	Nine Months	Nine Months	2003)
	Ended	Ended	Ended	Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005
Net sales	$907	$24	$1,594	$48	1,643

Operating Expenses
Sales and marketing	5,448	67,086	195,567	185,021	560,845
General and administrative	164,092	285,388	1,122,252	867,129	3,028,158
Research and development	45,350	380,581	633,553	824,226	1,956,075
Total operating expenses	214,890	733,055	1,951,372	1,876,376	5,545,078
Costs of merger and registration	-	167,643	-	512,320	512,321
Total expenses	214,890	900,698	1,951,372	2,388,696	6,057,399
Loss from operations	(213,983)	(900,674)	(1,949,778)	(2,388,648)	(6,055,756)
Interest expense, net	(34,130)	(936)	(90,039)	(936)	(103,097)
Loss before income taxes	(248,113)	(901,610)	(2,039,817)	(2,389,584)	(6,158,853)
Income taxes	-	-	-	-	-
Net loss	$(248,113)	$(901,610)	$(2,039,817)	$(2,389,584)	$(6,158,853)

Net loss per basic and
diluted share	$(0.002)	$(0.009)	$(0.020)	$(0.025)

Weighted average shares
outstanding	100,466,466	95,000,000	100,602,088	95,000,000

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ DEFICIENCY IN ASSETS

							Deficit
							Accumulated	Total
						Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Stock	Capital	Stage	in Assets
Common stock issued $0.001 per share
effective at inception on October 28, 2003	-	-	95,000,000	$95,000	$-	$(94,999)	$-	$1
Additional capital contributed during period			-	-		849,999	-	849,999
Net loss (see Note 5)	-	-	-	-	-	(822,847)	-	(822,847)
Balance at March 31, 2004	-	-	95,000,000	95,000		(67,847)	-	27,153
Additional capital contributed during period	-	-	-	-		1,150,000	-	1,150,000
Shares issued as executive compensation
and other expenses	-	-	670,270	670		23,896	-	24,566
Shares issued in Merger	-	-	5,000,000	5,000		(5,000)	-	-
Net loss	-	-	-	-	-	-	(3,296,189)	(3,296,189)
Balance at March 31, 2005	-	-	100,670,270	100,670		1,101,049	(3,296,189)	(2,094,470)
Acquisition of treasury stock					(62,500)			(62,500)
Net loss	-	-	-	-	-	-	(2,039,817)	(2,039,817)
Balance at December 31, 2005	-	$-	100,670,270	$100,670	$(62,500)	$1,101,049	$(5,336,006)	$(4,196,787)

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(October 28,
	Nine Months	Nine Months	2003)
	Ended	Ended	Through
	December 31, 2005	December 31, 2004	December 31, 2005
Cash flows from operating activities:
Net loss	$(2,039,817)	$(2,389,584)	$(6,158,853)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	18,776	17,459	48,344
Other non cash expense items	(54,888)	-	(30,322)
Non cash interest expense	89,870	-	98,110
Changes in operating assets and liabilities:
Prepaid expenses and other	(2,239)	3,857	(49,390)
Due to related parties	31,503	81,282	138,262
Accounts payable	69,829	497,351	504,796
Accrued expenses	509,795	216,906	731,367
Total adjustments	662,646	816,855	1,441,167
Net cash used in operating activities	(1,377,171)	(1,572,729)	(4,717,686)

Cash flows from investing activities:
Purchase of equipment	-	(20,706)	(79,429)
Employee (loans) and repayments	22,346	(26,993)	(1,363)
Net cash used in investing activities	22,346	(47,699)	(80,792)

Cash flows from financing activities:
Note payable related parties	1,102,000	350,000	2,802,000
Contributed capital from equity investors	-	1,150,000	2,000,000
Net cash provided by financing activities	1,102,000	1,500,000	4,802,000

Net increase (decrease) in cash	(252,825)	(120,428)	3,522
Cash at beginning of period	256,347	165,413	-
Cash at end of period	$3,522	$44,985	$3,522

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued in merger	$-	$-	$150,000
Costs of merger recorded as
reduction in paid in capital	$-	$-	$(150,000)
Treasury stock acquired upon termination
of employment agreement	$(62,500)		$(62,500)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2005. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on June 30, 2005.

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

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since Inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of December 31, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, 2005, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, the Company had no amounts in excess of FDIC insured limits.

Foreign Currency Transactions

All transactions of the Company are denominated in U.S. dollars. The Company paid Russian research, programming and administrative costs under a U.S. dollar denominated agreement. Consolidated general and administrative expenses include immaterial foreign exchange rate losses on Russian bank balances maintained by ANTAO. The Company has not engaged in foreign currency hedging activities.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted during the nine months ending December 31, 2005.

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

Advertising

Advertising expense, including direct mail and email advertising, was $0 and $73,804 for the three months and nine months ended December 31, 2005, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the period ended December 31, 2005.

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

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company intends to maintain and support its existing nVizx visualization products, including continuing to market these products under a Reseller Agreement with a leading mathematical computational software developer, but the Company does not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. Marketing efforts under this Reseller Agreement began in June 2005. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced its software development team in the United States. In addition, the Company has terminated or accepted resignations from certain executives and managers. The Company intends to explore alternative uses of its existing technology through licensing or other business development activities. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

On December 13, 2005, the Company signed a letter of intent to acquire EnerSoft, Inc. (“EnerSoft”), a privately held technology company that specializes in the development of video processing filters, signal and imaging processing and video compression technologies. Ener1 Group, Inc., a company affiliated with the Company by common ownership and common control, owns 95% of the equity of EnerSoft. EnerSoft is a development stage software company with no assets or revenues.

The letter of intent contemplates that the Company would issue 199,519,730 shares of common stock in a private placement as consideration for the outstanding stock of EnerSoft. Completion of the transaction is subject to satisfactory completion of due diligence, negotiation of definitive transaction agreements and receipt of necessary corporate and third party approvals, among other customary closing conditions.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. In the three months ended December 31, 2005, the Company borrowed $252,000 from Ener1 Group, Inc. under a demand note.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses also include severance and other wage related expenses due to former employees. At December 31, 2005, accrued expenses consisted of the following:

Accrued severance and employment costs
due to former employees	$604,638
Accrued outsourcing costs	43,000
Audit	40,000
Accrued vacation	10,301
Miscellaneous	33,429
$731,367
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

During October 2005, a former employee forfeited 62,500 restricted shares of the Company's common stock. The Company has recorded the forfeited restricted stock as treasury stock.

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 and $150,000 for the three and nine months ended December 31, 2005 and $50,000 and $150,000 for the three months and nine months ended December 31, 2004, respectively. Accounts payable include $150,666 owed under these agreements.

The Company shares personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $15,806 and $46,634 for its office space under a sublease with Ener1 Group, Inc. for the three months and nine months ended December 31, 2005 and $15,231 and $45,191 for the three months and nine months ended December 31, 2004. Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, research and development expenses are net of reimbursements of $0 and $2,280 for the three months and nine months ended December 31, 2005; general and administrative expenses and research and development expenses are net of reimbursements of $0 and $7,320 for the three months ended December 31, 2004 and $17,160 and $39,960 for the nine months ended December 31, 2004, respectively. General and administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amounts of $1,500 and $9,200 for the three months and nine months ended December 31, 2005 and $12,120 and $29,290 for the three months and nine months ended December 31, 2004.

The Company worked with Russia-based scientists and programmers who were paid on the Company’s behalf under an agreement with a Russian consultant who handled administrative matters for the Company in Russia through July 2004. This consultant became an employee of the Company in July 2004. In March 2004, the consultant formed Splinex Outsourcing LLC to handle administrative and employment matters in connection with the Company’s Russian operations. In April 2004, a member of the Predecessor formed ANTAO to facilitate the payment of expenses to Splinex Outsourcing; ANTAO became a subsidiary of the Company on September 12, 2004. In September 2005, the Company terminated the development work provided by Splinex Outsourcing. During the nine months ending December 31, 2005, the Company paid $120,207 (unaudited) to Splinex Outsourcing LLC, of which $40,207 was paid through ANTAO and $80,000 was paid through Ener1 Group, Inc. During the three and nine months ending December 31, 2004, the Company paid $72,000 and $228,000 (unaudited) to Splinex Outsourcing LLC of which $72,000 and $180,000 was paid through ANTAO and the remainder was paid through the Russian consultant.

NOTE 7. DEBT DUE TO RELATED PARTIES

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

During the three months ending December 31, 2005, the Company borrowed $252,000 from Ener1 Group, Inc. and borrowed an additional $81,000 through February 2, 2006. The loans are demand notes, and bear interest at an annual rate of 5% payable at maturity.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; the expected release dates and future sales of our products; development of other products; expected hiring levels; marketing plans; increases of selling, general and administrative costs and research and development spending; our product development strategy; financing requirement and capital raising plans  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; our ability to protect our intellectual property; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of December 31, 2005.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had borrowed $2,500,000 under a revolving loan agreement with Bzinfin, a company that is affiliated with us through common ownership. We borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. We borrowed $252,000 from Ener1 Group during the three months ending December 31, 2005, and an additional $81,000 through February 2, 2006. The loans are demand notes, and bear interest at an annual rate of 5%, payable at maturity.

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

The first version of nVizx v1.0 for Mathematica was commercially released and made available for purchase in March 2005.   nVizx v1.5 for Maplesoft was commercially released and made available for purchase in June 2005. In June 2005, we entered into a Reseller Agreement with Waterloo Maple Inc., the parent company of Maplesoft, the developer of Maple software. Under the Reseller Agreement, Maplesoft and Splinex agreed to conduct a number of joint marketing and sales initiatives. Additionally, Maplesoft agreed to promote nVizx v1.5 for Maple through its web site and other marketing activities directed to its customer base. We have not had significant sales of either product, and do not have sufficient funds to market the product to achieve higher sales. Our current marketing activities consist solely of the marketing efforts of our reseller and limited low cost marketing efforts through our web store.

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

On December 13, 2005, we signed a letter of intent to acquire EnerSoft, Inc. (“EnerSoft”), a privately held technology company that specializes in the development of video processing filters, signal and imaging processing and video compression technologies. Ener1 Group, Inc., a company affiliated with our Company by common ownership and common control, owns 95% of the equity of EnerSoft. EnerSoft is a development stage software company with no assets or revenues.

The letter of intent contemplates that we would issue 199,519,730 shares of common stock in a private placement as consideration for the outstanding stock of EnerSoft. Completion of the transaction is subject to satisfactory completion of due diligence, negotiation of definitive transaction agreements and receipt of necessary corporate and third party approvals, among other customary closing conditions.

At December 31, 2005, we had cash of $3,522 and negative working capital of $1,606,183.  Through employee terminations, the termination of our use of software development services previously provided to us by Splinex Outsourcing, Inc., and implementation of other expense controls, we have reduced our monthly cash expenses to approximately $75,000. We are currently dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. We do not anticipate receiving funding sufficient to pay our past due obligations, including severance obligations, until we have been able to implement our business development plans further.

We cannot provide assurance you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, our current stockholders’ ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition.

As of December 31, 2005, we have no material planned capital expenditures.

Results of Operations for the Three Month Period Ended December 31, 2005

We incurred a loss of $248,113, or $0.002 per share, for the three months ended December 31, 2005, compared to a loss of $901,610, or $0.009 per share in the prior year quarter. Weighted average shares outstanding were 100,466,466 and 100,602,088 for the three and nine months ended December 31, 2005 and 95,000,000 and 95,000,000 for the three and nine months ended December 31, 2004, respectively. Operations for the three and nine months ended December 31, 2004 were primarily related to the development and commercial release of software products. Operations for the three and nine months ended December 31, 2005 reflect the termination of a substantial part of our software development team and reduced administrative overhead costs and marketing expenditures due to limited funds available for operations.

Operating expenses of $214,890 for the three months ended December 31, 2005 included $5,448 for sales and marketing expenses, $164,092 for general and administrative expenses, and $45,350 for research and development costs. Operating expenses of $733,055 for the three months ended December 31, 2004 included $67,086 for sales and marketing expenses, $285,388 for general and administrative expenses and $380,581 for research and development costs. Costs incurred in connection with the Merger and registration of the Distribution were $167,643 for the three months ended December 31, 2004. Interest expenses increased to $34,130 for the three months ended December 31, 2005 from $936 in the three months ender December 31, 2004 due to borrowings under the Bzinfin loan and loans from Ener1 Group. Interest under the Bzinfin loan is due at maturity in February 2007.

Sales and marketing expenses for the three months ended December 31, 2004 consisted primarily of wages and benefits of $52,437 and web site development costs of $4,211.

General and administrative expenses for the three months ended December 31, 2005 included wages and benefits of $41,747, consulting fees of $50,000 payable to a director, Dr. Novak and, a related party, Mike Zoi; legal expenses of $7,898, of which $1,500 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; audit fees of $6,140; insurance costs of $21,328; and rent of $15,806. General and administrative expenses for the three months ended December 31, 2004 included wages and benefits of $108,998, consulting fees of $50,000 paid to a director, Dr. Novak and a related party, Mike Zoi; legal expenses of $12,175, of which $12,120 was payable to Ener1 Group to reimburse for the services of our general counsel; audit fees of $20,000; travel and related expenses of $29,864, insurance costs of $1,719; outsourced web site and computer servicing costs of $23,139 and rent of $15,231. Wages decreased for the three months ended December 31, 2005 due to the resignation of the chief executive officer in September 2005; travel expenses in fiscal 2005 were primarily to reimburse the chief executive officer for travel from his home during the first four months of his employment agreement; there were no travel expenses in the three months ended December 31, 2005; audit expenses were higher for the three months ended December 31, 2005 in fiscal 2005 as a result of the additional work for the registration statement filed during that quarter; and insurance costs increased for the three months ended December 31, 2005 because we obtained a directors and officers liability insurance policy that was not in force in the prior year.

Research and development expenses for the three months ended December 31, 2005 primarily consisted of $42,630 for wages and benefits paid to U.S. based programmers. Research and development expenses for the three months ended December 31, 2004 included $164,215 for wages and benefits paid to U.S. based programmers; $79,000 for wages and administrative costs of our Russian-based scientists and programmers, $53,997 paid to software consultants, and $64,594 for immigration and employee relocation costs. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers.

Results of Operations for the Nine Month Period Ended December 31, 2005

We incurred a loss of $2,039,817, or $0.02 per share, for the nine months ended December 31, 2005 compared to $2,389,584, or $0.025 per share for the nine months ended December 31, 2004. Operating expenses of $1,951,372 for the nine months ended December 31, 2005 included $195,567 for sales and marketing expenses, $1,122,252 for general and administrative expenses, and $633,553 for research and development costs. Operating expenses of $1,876,376 for the nine months ended December 31, 2004 included $185,021 for sales and marketing expenses, $867,129 for general and administrative expenses, and $824,226 for research and development costs. Costs incurred in connection with the Merger and registration of the Distribution were $512,320 for the nine months ended December 31, 2004. Interest expenses increased to $90,039 for the nine months ended December 31, 2005 from $936 in the nine months ended December 31, 2005 due to borrowings under the Bzinfin loan and loans from Ener1 Group. Interest under the Bzinfin loan is due at maturity in February 2007.

Sales and marketing expenses for the nine months ended December 31, 2005 consisted primarily of wages and benefits of $96,064 and direct mail advertising expenses of $73,804. Sales and marketing expenses for the nine months ended December 31, 2004 consisted primarily of wages and benefits of $110,021, web site development costs of $27,440, marketing consultants of $27,028 and advertising costs $8,962.

General and administrative expenses for the nine months ended December 31, 2005 included severance expense of $404,960; wages and benefits of $235,711, consulting fees of $150,000 paid to a director, Dr. Novak, and Mike Zoi; legal expenses of $70,596, of which $9,200 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel; audit fees of $55,083; travel costs of $4,402; insurance costs of $63,343; and rent of $46,634. General and administrative expenses for the nine months ended December 31, 2004 included wages and benefits of $278,454, consulting fees of $150,000 paid to a director, Dr. Novak, and Mike Zoi; legal expenses of $40,187, of which $29,290 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel; executive recruiting fees of $75,015; audit fees of $40,000; travel of $64,626, insurance costs of $5,157; and rent of $45,192. Severance expenses relate to the resignation or termination of certain executives and managers and payments are due through December 2007. Wages decreased for the nine months ended December 31, 2005 due to the resignation of the chief executive officer in September 2005; travel expenses decreased for the nine months ended December 31, 2005 because travel expenses for the nine months ended December 31, 2004 were primarily to reimburse the chief executive officer for travel from his home during the first four months of his employment agreement; audit expenses increased as a result of the Securities Act registration of the Distribution; recruiting fees were expenses for the recruitment of the chief executive officer; and insurance expenses increased because we obtained a directors and officers liability insurance policy that was not in force in the prior year.

Research and development expenses for the nine months ended December 31, 2005 included $444,591 for wages and benefits paid to U.S. based programmers; $156,207 for wages and administrative costs of our Russian-based scientists and programmers and $20,570 paid to software consultants. Research and development expenses for the nine months ended December 31, 2004 included $357,588 for wages and benefits paid to U.S. based programmers; $223,000 for wages and administrative costs of our Russian-based scientists and programmers; $146,088 paid to software consultants; and $76,500 for immigration and employee relocation costs. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers. Wages increased due to the hiring of a director of programming in January 2005 and five programmers who commenced work during July 2004; payments to the Russian outsourcing company increased due to estimated termination costs in September 2005.

Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, research and development expenses are net of reimbursements of $0 and $2,280 for the three months and nine months ended December 31, 2005; general and administrative expenses and research and development expenses are net of reimbursements of $0 and $7,320 for the three months ended December 31, 2004 and $17,160 and $39,960 for the nine months ended December 31, 2004, respectively

 Liquidity and capital resources

At December 31, 2005, we had negative working capital of $1,606,183 and cash of $3,522. and we have no further borrowing availability under the Bzinfin Loan.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We have no remaining funds available under our revolving loan agreement and are dependent upon Ener1 Group, Inc. to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2005 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

During September 2005, we implemented a change in our business strategy and took certain actions to reduce overhead costs. We intend to maintain and support our existing nVizx visualization products, including continuing our marketing efforts under a Reseller Agreement with a leading mathematical computational software developer, but we do not presently plan to introduce new versions of the product or upgrades unless and until sales of the current products increase significantly. We have terminated our use of software development services previously provided by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced our software development team in the United States. In addition, we have terminated or accepted resignations from certain executives and managers. We intend to explore alternative uses of our existing technology through licensing or other business development activities. We may also pursue acquisitions of, or joint ventures with, companies that could benefit from our core technologies. We do not anticipate receiving funding from Ener1 Group sufficient to pay past due obligations, including severance obligations, until we have implemented our business development plans further.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had borrowed $2,500,000 under the Bzinfin loan. We borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. We borrowed $252,000 from Ener1 Group during the three months ending December 31, 2005, and an additional $81,000 through February 2, 2006. The loans are demand notes, and bear interest at an annual rate of 5% payable at maturity.

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

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at December 31, 2005.

Off-balance sheet arrangements

At December 31, 2005, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
During the quarter ended December 31, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material affect on our company.

Item 5. Other Information

On January 27, 2006, Gerard A. Herlihy, our President and Chief Financial Officer, was appointed as the Chief Financial Officer of Ener1, Inc. (“Ener1”). Mr. Herlihy will devote substantially all of his time to his role at Ener1. Mr. Herlihy will also continue to serve as our President and Chief Financial Officer. Ener1 is an affiliate of our company that is controlled by certain direct and indirect beneficial owners of Ener1 Group, Inc., the majority shareholder of Ener1. Ener1 will pay $190,000, or approximately 76% of Mr. Herlihy’s aggregate salary from the two companies, and we will pay $60,000.

Item 6. Exhibits

Exhibit	Description
Number
2.1
Agreement and Plan of Merger among Ener1 Acquisition Corp., Splinex and Ener1, Inc., dated as of June 9, 2004, incorporated herein by reference to Exhibit 2.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

2.2
First Amendment to Agreement and Plan of Merger among Ener1 Acquisition Corp., Splinex and Ener1, Inc., dated as of October 13, 2004, incorporated herein by reference to Exhibit 2.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

2.3
Second Amendment to Agreement and Plan of Merger among Ener1 Acquisition Corp., Splinex and Ener1, Inc., dated as of December 23, 2004, incorporated herein by reference to Exhibit 2.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

3.1
Certificate of Incorporation of Splinex, incorporated herein by reference to Exhibit 3.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.2
Certificate of Merger of Splinex, incorporated herein by reference to Exhibit 3.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

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

Splinex Technology Inc.
Registrant

Date: February 21, 2006	By:	/s/ Gerard A. Herlihy
Name: Gerard A. Herlihy
Title: President and Chief Financial Officer