Form 10KSB
period 2006-03-31
Splinex Technology Inc.
filed 2006-07-14
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________ Commission file number 000-51108

Splinex Technology Inc.

(Name of small business issuer in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

500 W. Cypress Creek Road Suite 100
Fort Lauderdale, FL 33309
(Address of principal executive offices)

(954) 556-4020
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $1,971.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting common equity held by non-affiliates was $94,000 based upon the last traded price of $0.04 per share on July 5, 2006

At July 14, 2006, the number of shares outstanding of the issuer’s common stock was 100,507,770 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-KSB
For the Year Ended March 31, 2006

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

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our common stock with the U. S. Securities and Exchange Commission (the “Commission”), and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of March 31, 2006.

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. We began marketing and sales activities for our nVizx™ product line in late June 2005 under a marketing and distribution agreement (the “Reseller Agreement”) with a leading mathematical computational software developer; however, sales under the Reseller Agreement have been minimal to date. The Company intends to continue to offer for sale its existing nVizx visualization products, including continuing to market these products under the Reseller Agreement and in its internet web store, but the Company does not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced its software development team in the United States. In addition, the Company has terminated or accepted resignations from certain executives and managers. The Company intends to explore alternative uses of its existing technology through licensing or other business development activities. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further. As of March 31, 2006, the Company had borrowed $429,000 from Ener1 Group, Inc. under a demand note.

On December 13, 2005, the Company signed a letter of intent to acquire EnerSoft, Inc. (“EnerSoft”), a privately held technology company that specializes in the development of video processing filters, signal and imaging processing and video compression technologies. Ener1 Group, Inc., a company affiliated with the Company by common ownership and common control, owns 95% of the equity of EnerSoft. EnerSoft is a development stage software company with no assets or revenues. The Company discontinued further due diligence activities and negotiations related to EnerSoft in May 2006.

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

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. Our independent auditors’ report on our financial statements for the year ended March 31, 2006 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations, or obtaining significant additional debt or equity financing, we will have difficulty meeting current and long-term obligations.

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

Our principal executive offices are located at 500 W. Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309. Our telephone number is (954) 556-4020 and our website address is www.splinex.com.

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

Our Strategy

Our strategy is to sell our software as an add-on software program compatible with Mathematica and MapleSoft. We offer our product for sale on our internet web store and through the Reseller Agreement. If the Company had additional funding, it would consider increasing the marketing expenditures to target the Mathematica and MapleSoft users.

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

We began marketing nVizx v1.5 for Maplesoft in June 2005 under a Reseller Agreement with Waterloo Maple Inc., the developer of Maplesoft software. Under the Reseller Agreement, Maplesoft and Splinex will conduct a number of joint marketing efforts. Maplesoft currently makes nVizx for Maplesoft v1.5 available for purchase on its web site.

Due to limited financing sources, we may license our software and technology to users in various vertical markets.

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

Advertising and promotion

     We conducted a limited marketing effort from February through August 2005, including:

•	providing direct sample/limited trial offers and sales through direct mail campaigns and over the Internet;

•	attracting unique visitors through search engine and similar key word technology on the Internet;

•	distributing trial and sample versions of our programs at seminars and industry events; and

•	buying sponsored search links, such as AdWords offered by Google, Inc.

Customer service and support and training

We do not currently offer technical support and customer service. Our software is accompanied by a thorough user guide. Our web site contains examples of applications of the software. We held webinars from March through August 2005, which are web-based training sessions.

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

We are a new company without a sales force and limited visibility in the market. We rely on internet visits to our web store and web site and a small number of resellers such as Maplesoft, with well established international sales and distribution networks, for our sales.

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

Trademarks

As appropriate, we will seek to register some of our product names and logos in the United States and internationally, if we determine that such registration is prudent.

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

Research and development

Our research and development expenses were $661,994 and $1,208,722 for the years ending March 31, 2006 and 2005, respectively, or 30% and 44% of our fiscal year 2006 and 2005 operating costs. Until their curtailment in September 2005, our research and development activities, which consist primarily of computer programming development, were conducted by scientists and mathematicians at our facilities in Fort Lauderdale, Florida and by software engineers, scientists, mathematicians and graphic designers employed by Splinex Outsourcing, LLC, a Russian limited liability company located in Ekaterinburg, Russia.

We began working with Russia-based programmers in October, 2003. Initially, the expenses of our Russian operations were paid on our behalf by a Russian consultant who handled administrative matters for us in Russia. We agreed to pay this consultant $20,000 per month to fund our Russian operations, including all costs associated with our development efforts in Russia, including wages and benefits paid to Russian personnel, rent and computer-related expenses. We agreed to increase this amount to $24,000 per month in January 2004. In March 2004, the consultant formed Splinex Outsourcing to handle administrative and employment matters in connection with our Russian operations. Splinex Outsourcing generally seeks to enter into invention assignment, consulting and other agreements with the employees, consultants, contractors and vendors involved in our development efforts in Russia as necessary to secure our intellectual property rights. In July 2004, the Russian consultant became an employee in our Fort Lauderdale offices., and his employment was terminated in September 2005.

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

Our Customers

We target sales of our products and services to Mathematica and MapleSoft users. We offer our product for sale on our internet web store and through the Reseller Agreement. Our products are used by end-users who create sophisticated computational and analytical models, digital content, or manage 3D information.  Potential customers in this market segment include mathematics, science and engineering educational institutions and students.

If the Company had additional funding for development, other additional markets for derivatives of our product include software used for visualization of images in medical imaging, geomatics imaging, terrestrial imaging, metrological imaging, entertainment imaging, seismic and sonar scan arrays imaging and national security & military imaging.

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

Employees

At July 1, 2006, we employed 2 people based at our Fort Lauderdale, Florida office, one of whom is a senior programmer and developer of nVizx. None of our employees are represented by a collective bargaining agreement.

Item 2. Description of Property

Until June 1, 2006 we subleased approximately 4,000 square feet of office and research and development space at 550 W. Cypress Creek Road, Suite 410, Fort Lauderdale, Florida, from an affiliated company, Ener1 Group. Our sublease of this property expires on February 28, 2008. We paid $62,363 annually to Ener1 Group under this sublease, and we believe this property was adequately covered by insurance. We vacated the space as a result of restructuring activities on June 1, 2006, and shared space thereafter at the offices of Ener1 Inc. at 500 West Cypress Creek road Suite 100. We believe that our current facilities are adequate to meet our current and immediately foreseeable needs, and additional space is readily available in the area on reasonable terms if we need additional space to accommodate additional growth.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings.

Item 4. Submission of Matters to Vote

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

At July 14, 2006, the number of shares outstanding of the issuer’s common stock was 100,507,770 shares. There was no established public trading market for our common stock prior to July 2005. The approximate number of record holders of our common stock at July 1, 2006 was 200. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The principal market for our stock was the Over-the-Counter Bulletin Board. On July 7, 2006, the closing price of our common stock was $0.04.

The following table sets forth the high and low prices for our common stock for the period indicated as reported by the OTC Electronic Bulletin Board. No shares were reported traded before July 7, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low

2006	September 30, 2005	$0.51	$0.05
	December 31, 2005	$0.51	$0.25
	March 31, 2006	$0.25	$0.06

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock.

Plan Shares Outstanding

The following table sets forth information with respect to our equity compensation plan approved by our security holders and equity compensation plans not approved by security holders. The information in this table is as of July 14, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders.	800,000	$0.10	4,200,000 (1)

(1) The terms of our equity compensation plan provide that after June 30, 2005, we may grant options under our equity compensation plan to purchase up to the lesser of an additional 5,000,000 shares of common stock, 5 percent of our outstanding shares of common stock on such date, or an amount determined by our board of directors. No increase in the plan has been approved under this provision.

Recent Sales of Unregistered Securities

None

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

Since inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. We have minimal sales and no sales contracts and are considered to be in the development stage as of March 31, 2006.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. From October 2005 through March 31, 2006, the Company borrowed $429,000 from Ener1 Group, Inc. under a demand note.

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company intends to maintain and support its existing nVizx visualization products, but the Company does not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced its software development team in the United States. In addition, the Company has terminated or accepted resignations from certain executives and managers. The Company intends to explore alternative uses of its existing technology through licensing or other business development activities. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

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

The first version of nVizx v1.0 for Mathematica was commercially released and made available for purchase in March 2005.  nVizx v1.5 for Maplesoft was commercially released and made available for purchase in June 2005. In June 2005, we entered into a Reseller Agreement with Waterloo Maple Inc., the parent company of Maplesoft, the developer of Maple software. Under the Reseller Agreement, Maplesoft and Splinex agreed to conduct a number of joint marketing and sales initiatives. Additionally, Maplesoft agreed to promote nVizx v1.5 for Maple through its web site and other marketing activities directed to its customer base. We have not had significant sales of either product, and do not have sufficient funds to market the product to achieve higher sales. Our current marketing activities consist solely of the marketing efforts of our reseller and availability of the product for purchase at our internet web store.

Using our core software libraries, we have the capability to develop additional versions of n nVizx as visualization add-ons for other technical computing software products similar to Mathematica and Maplesoft and for spreadsheet products like Microsoft Excel.  However, due to low product sales, we intend to make available for purchase our existing nVizx visualization products, but do not presently plan to introduce new versions of the product or upgrades unless and until sales of the current products increase significantly. We may explore alternative uses of our existing technology through licensing or other business development activities. We may pursue acquisitions of, or joint ventures with, companies that can benefit from our technology.

On December 13, 2005, we signed a letter of intent to acquire EnerSoft, Inc. (“EnerSoft”), a privately held technology company that specializes in the development of video processing filters, signal and imaging processing and video compression technologies. Ener1 Group, Inc., a company affiliated with our Company by common ownership and common control, owns 95% of the equity of EnerSoft. EnerSoft is a development stage software company with no assets or revenues. The Company discontinued further due diligence activities and negotiations related to EnerSoft in May 2006.

At March 31, 2006, we had cash of $9,458 and negative working capital of $4.4 million, of which $3.3 million was owed to a related party.  Through employee terminations, the termination of our use of software development services previously provided to us by Splinex Outsourcing, Inc., and implementation of other expense controls, we have reduced our monthly cash expenses to approximately $60,000. We are currently dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. We do not anticipate receiving funding sufficient to pay our past due obligations, including severance obligations, until we have been able to implement our business development plans further.

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

As of March 31, 2006, we have no material planned capital expenditures.

Results of Operations for the Year Ended March 31, 2006 Compared to the Year Ended March 31, 2005

We incurred a loss of $2,263,329, or $0.02 per share, for the year ended March 31, 2006 (which we refer to as “fiscal 2006”) compared to a loss of $3,296,189, or $0.03 per share, for the year ended March 31, 2005 (which we refer to as “fiscal 2005”). Our total operating expenses for fiscal 2006 were $2,138,323. Our total operating expenses for fiscal 2005 were $2,770,859 and non-operating expenses related to the Merger were $512,321. Interest expenses in fiscal 2006 were $126,977 compared to fiscal 2005 interest expense of $13,058. Our operating expenses decreased significantly during fiscal 2006 as we terminated product development activities and related personnel and terminated most of our workforce.

Operating expenses in fiscal 2006 included $196,018 for sales and marketing expenses, $1,280,311 for general and administrative expenses, and $661,994 for research and development costs. Operating expenses in fiscal 2005 included $365,278 for sales and marketing expenses, $1,196,859 for general and administrative expenses, and $1,208,722 for research and development costs.

Sales and marketing expenses in fiscal 2006 consisted primarily of wages and benefits of $96,064, advertising and promotional expenses of $73,804, and web store development and ecommerce costs of $19,283. Sales and marketing expenses in fiscal 2005 consisted primarily of wages and benefits of $171,336, advertising and promotional expenses of $116,935, and web store development and ecommerce costs of $33,086. Advertising and promotion activities, which included direct mail and email campaigns, began primarily in February 2005 and continued though April 2005. We discontinued marketing activities and terminated the marketing personnel in September 2005.

General and administrative expenses for fiscal 2006 included wages and benefits of $261,612; consulting fees of $200,000 paid to a director, Dr. Novak and a related party, Mike Zoi; severance costs related to the departure of the chief executive officer of $404,960; travel and related costs of $4,402; audit fees of $62,583; legal expenses of $79,046, of which $9,200 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; information technology; rent of $62,363; insurance costs of $84,538; and depreciation of $34,910. General and administrative expenses for fiscal 2005 included wages and benefits of $410,389; consulting fees of $200,000 paid to a director, Dr. Novak and a related party, Mike Zoi; executive recruiting fees of $75,015 related to our search for a chief executive officer; travel and related costs of $76,449; audit fees of $59,699; general legal expenses of $48,636, of which $35,530 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; information technology and web site costs of $69,317; rent of $60,606; insurance costs of $26,239; and depreciation of $24,075. Wages decreased due to the termination of the CEO in September 2005. Insurance expense increased due to directors and officers insurance which we obtained when we went public in January 2005.

Research and development expenses for fiscal 2006 included $473,032 for wages and benefits paid to U.S. based programmers; $156,207 for wages and administrative costs of our Russian-based scientists and programmers; $20,570 paid to software consultants; and $10,000 for immigration and employee relocation costs. Research and development expenses for fiscal 2005 included $589,099 for wages and benefits paid to U.S. based programmers; $295,000 for wages and administrative costs of our Russian-based scientists and programmers; $205,802 paid to software consultants; and $86,447 for immigration and employee relocation costs. We terminated our use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced our software development team in the United States in September 2005.

Historically, we have outsourced a substantial amount of our research and software development services to Russia based scientists and programmers. Our Russia based research and development expenses consist primarily of payroll and related expenses for Russia based programmers and administrative costs, which include rent and related facility costs, computer-related expenses such as personal computers, software and related supplies and equipment. We outsourced programming work to approximately 30 scientists and programmers in Russia.

Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, administrative wages and research and development wages are net of reimbursements of $17,160 and $46,080, respectively, for the year ended March 31, 2005. Other administrative services were provided by personnel of Ener1, Inc. in the amount of $1,782 and $5,849 for the years ended March 31, 2006 and 2005.

Costs incurred in fiscal 2005 in connection with the Merger and becoming a public company of $512,320 include legal expenses of $321,485, audit and related fees of $122,832, and printing and other costs of $68,003.

Interest expenses increased to $126,977 for the year ended March 31, 2006 compared to $13,058 in fiscal 2005 from due to borrowings under the Bzinfin loan and loans from Ener1 Group. Interest under the Bzinfin loan is due at maturity in February 2007.

 Liquidity and capital resources

At March 31, 2006, we had negative working capital of $4,448,961 and cash of $9,458 and we have no further borrowing availability under the Bzinfin Loan.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We have no remaining funds available under our revolving loan agreement and are dependent upon Ener1 Group, Inc. to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2006 contains an explanatory paragraph about our ability to continue as a going concern. In the absence of attaining profitable operations and achieving positive cash flow from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company intends to maintain and support its existing nVizx visualization products, but the Company does not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced its software development team in the United States. In addition, the Company has terminated or accepted resignations from certain executives and managers. The Company may explore alternative uses of its existing technology through licensing or other business development activities. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had borrowed $2,500,000 under the Bzinfin loan. We borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. We borrowed $429,000 from Ener1 Group during fiscal 2006, and an additional $106,000 From April 1, 2006 through July 1, 2006. The loans are demand notes, and bear interest at an annual rate of 5% payable at maturity.

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

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at March 31, 2006.

Off-balance sheet arrangements

At March 31, 2006, we did not have any off-balance sheet arrangements, as defined in tem 303(c)(4)(2) of SEC Regulation S-B.

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

We have audited the accompanying consolidated balance sheets of Splinex Technologies, Inc. (a Development Stage Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended and for the period from October 28, 2003 (inception) through March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Splinex Technologies, Inc. as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and from October 28, 2003 (inception) through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida
June 30, 2006

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005	March 31, 2006
Current assets
Cash	$256,347	$9,458
Prepaid expenses and other	30,925	38,358
Loans and advances to employees - current portion	13,834	831
Total current assets	301,106	48,647

Property and equipment, net	49,862	7,340

Accounting software license	37,000	20,192
Other assets	9,881	9,881
Loans to employees - long term portion	9,875	—
Total assets	$407,724	$86,060

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	—	435,540
Note payable and accrued interest due to related party - Bzinfin	—	2,677,707
Accounts payable	434,967	563,006
Accrued expenses	221,572	683,093
Due to related parties	106,760	138,262
Other current liabilities	30,655	—
Total current liabilities	793,954	4,497,608

Long term liabilities
Note payable and accrued interest due to related party - Bzinfin	1,708,240	—
Total liabilities	2,502,194	4,497,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares
authorized and no shares issued and outstanding)	—	—
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,670,270 and 100,757,770 shares
issued and outstanding)	100,670	100,758
Treasury stock, at cost; 0 and 250,000 shares, respectively	—	(62,500)
Paid in capital	1,101,049	1,109,712
Deficit accumulated during the development stage	(3,296,189)	(5,559,518)
Total stockholders' deficiency in assets	(2,094,470)	(4,411,548)
Total liabilities and stockholders' deficiency in assets	$407,724	$86,060

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(October 28,
	Year	Year	2003)
	Ended	Ended	Through
	March 31, 2005	March 31, 2006	March 31, 2006
Net sales	$49	$1,971	$2,020

Operating Expenses
Sales and marketing	365,278	196,018	561,296
General and administrative	1,196,859	1,280,311	3,186,217
Research and development	1,208,722	661,994	1,984,516
Total operating expenses	2,770,859	2,138,323	5,732,029
Costs of merger and registration	512,321	—	512,321
Total expenses	3,283,180	2,138,323	6,244,350
Loss from operations	(3,283,131)	(2,136,352)	(6,242,330)
Interest expense, net	(13,058)	(126,977)	(140,035)
Loss before income taxes	(3,296,189)	(2,263,329)	(6,382,365)
Income taxes	—	—	—
Net loss	$(3,296,189)	$(2,263,329)	$(6,382,365)

Net loss per basic and fully diluted share	$(0.03)	$(0.02)	$(0.07)

Weighted average shares outstanding	96,113,724	100,582,154	97,730,721

See accompanying notes to consolidated financial statements.

.
SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

							Deficit
							Accumulated	Total
						Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Stock	Capital	Stage	in Assets
Balance at March 31, 2004	—	$—	95,000,000	$95,000		$(67,847)	$—	$27,153
Capital contributions	—	—	—	—		1,150,000	—	1,150,000
Shares issued as executive compensation
and other non-cash expenses	—	—	670,270	670	—	23,896	—	24,566
Shares issued in Merger	—	—	5,000,000	5,000	—	(5,000)	—	—
Net loss	—	—	—	—	—	—	(3,296,189)	(3,296,189)
Balance at March 31, 2005	—	—	100,670,270	100,670		1,101,049	(3,296,189)	(2,094,470)
Acquisition of treasury stock	—	—	—		(62,500)			(62,500)
Stock options exercised	—	—	87,500	88	—	8,663		8,751
Net loss	—	—	—	—	—	—	(2,263,329)	(2,263,329)
Balance at March 31, 2006	—	$—	100,757,770	$100,758	$(62,500)	$1,109,712	$(5,559,518)	$(4,411,548)

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(October 28,
	Year	Year	2003)
	Ended	Ended	Through
	March 31, 2005	March 31, 2006	March 31, 2006
Cash flows from operating activities:
Net loss	$(3,296,189)	$(2,263,329)	$(6,382,365)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	24,075	34,909	64,477
Executive compensation and other expenses			—
paid with common stock	24,566	7,613	32,179
Non cash interest expense	8,240	126,007	134,247
Changes in operating assets and liabilities:			—
Prepaid expenses and other	(31,158)	(21,280)	(58,550)
Due to related parties	106,759	31,502	138,261
Other assets	—	—	(9,881)
Accounts payable	376,469	128,040	563,007
Accrued expenses	72,531	407,771	629,343
Total adjustments	581,482	714,562	1,493,083
Net cash used in operating activities	(2,714,707)	(1,548,767)	(4,889,282)

Cash flows from investing activities:
Purchase of equipment	(24,200)	—	(79,429)
Employee loans and advances, net	(20,159)	22,878	(831)
Net cash used in investing activities	(44,359)	22,878	(80,260)

Cash flows from financing activities:
Note payable related party	1,700,000	1,279,000	2,979,000
Contributed capital from equity investors	1,150,000	—	2,000,000
Net cash provided by financing activities	2,850,000	1,279,000	4,979,000

Net increase (decrease) in cash	90,934	(246,889)	9,458
Cash at beginning of period	165,413	256,347	—
Cash at end of period	$256,347	$9,458	$9,458

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued in merger	$150,000	$—	$150,000
Costs of merger recorded as
reduction in paid in capital	$(150,000)	$—	$(150,000)

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

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of March 31, 2006.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At March 31, 2006, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2006, the Company had no deposits in excess of FDIC insured limits.

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

Promotional and Advertising Expenses

Promotional and advertising expenses were $73,804 and $116,935 for the years ended March 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the fiscal periods ended March 31, 2006 and 2005.

Recently Issued Accounting Pronouncements and Interpretations

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. From October 2005 through March 31, 2006, the Company borrowed $429,000 from Ener1 Group, Inc. under a demand note.

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company intends to maintain and support its existing nVizx visualization products, but the Company does not presently plan to introduce new versions of the product or upgrades unless and until sales for the current products increase significantly. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced its software development team in the United States. In addition, the Company has terminated or accepted resignations from certain executives and managers. The Company intends to explore alternative uses of its existing technology through licensing or other business development activities. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2005 and 2006:

	2005	2006
Office and computer equipment	$53,082	$40,225
Computer software	26,308	26,308
	79,390	66,533
Less accumulated depreciation	(29,529)	(59,193)
	$49,862	$7,340

Depreciation expense was $34,910 and $24,075 for the fiscal years ending March 31, 2006 and 2005, respectively.

NOTE 5. EMPLOYEE LOANS AND ADVANCES

The Company advanced expatriate employees certain relocation-related costs. The employees signed promissory notes with an annual simple interest rate of 6%. Principal and interest due under these notes is payable over a period of 24 months from the date of the note, and all principal was paid by terminated employees during 2006. The current portion of the remaining note receivable is included in current assets.

NOTE 6. ACCRUED EXPENSES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At March 31, 2005 and 2006, accrued liabilities consisted of the following:

	2005	2006
Accrued severance and termination obligations	$-	$561,111
Executive relocation and legal	85,472	-
Accrued Russian programming closing costs	17,627	43,000
Audit	40,000	40,000
Accrued vacation	35,285	11,555
Miscellaneous	43,188	27,426
	$221,572	$683,093

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

During October 2005, a former employee forfeited 62,500 restricted shares of the Company's common stock. The Company has recorded the forfeited restricted stock as treasury stock at the closing price of the common stock on the date of the forfeiture.

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

During the year ending March 31, 2006, 5,437,500 shares expired or were forfeited, and 87,500 shares were exercised. No options were granted during fiscal 2006. The following table summarizes the changes in stock options for the two years ending March 31, 2006.

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term	Intrinsic Value
Outstanding at March 31, 2004	—
Granted	6,325,000	$0.24	10
Exercised	—
Forfeited or expired	—
Outstanding at March 31, 2005	6,325,000	$0.24	9.8
Granted	—
Exercised	(87,500)	$0.10
Forfeited or expired	(5,437,500)	$0.23
Outstanding at March 31, 2006	800,000	$0.10	8.8	$—
Vested or expected to vest at March 31, 2006	300,000	$0.10	8.8	$—
Exercisable at March 31, 2006	300,000	$0.10	8.8	$—

During the quarter ending March 31, 2005, the Company adopted the provisions of SFAS No. 123 for accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. The weighted average Black-Scholes value of options granted under the stock plans during fiscal 2005 was $0. Accordingly, no compensation expense has been recorded for stock option grants as such grants were all considered to be made at or above fair market value on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants made in fiscal 2005:

Weighted average expected life in years	10
Dividend per share	none
Volatility	0%
Risk free interest rate	4.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. The Company assumed zero stock price volatility because its stock did not have an established trading market. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

During the year ended March 31, 2005, the Company granted 400,000 shares of restricted common stock to its chief executive officer; as of March 31, 2006, the restrictions as to the transferability of such shares had lapsed. The Company also granted 250,000 shares of restricted common stock to an executive that was subject to a lapsing right of forfeiture commencing in January 2006; the employee forfeited the 250,000 shares in October 2005 under a termination agreement. The Company recorded compensation expense of $19,500 for these restricted stock grants during fiscal 2005.

NOTE 9. LONG TERM DEBT DUE TO RELATED PARTY

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement with the Company under which the Company borrowed $2,550,000 in aggregate principal through March 31, 2006. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005.

During the year ending March 31, 2005, Ener1 Group, Inc., a company that is affiliated with the Company through common ownership, loaned the Company $800,000 to fund working capital needs. These loans were assumed by Bzinfin, S.A., the lender under the Company’s revolving loan agreement, effective February 21, 2005, and are included in the $2,550,000 outstanding balance at March 31, 2006 under the revolving loan agreement. At March 31, 2006, the Company had borrowed $429,000 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs.

NOTE 10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At March 31, 2006 and 2005, the Company had cumulative federal net operating loss carry forwards (NOL) of approximately $5,039,000 and $2,780,000, respectively. The NOL expires during the year 2025.

The net provision (benefit) for income taxes consisted of the following at March 31, 2005 and 2006:

	2005	2006
Current Federal income taxes	$—	$—
Deferred income tax benefit	(1,045,000)	(850,000)
Change in valuation allowance	1,045,000	850,000
Total income tax provision	$—	$—

Significant components of the Company's deferred tax assets at March 31, 2005 and 2006 are as follows:

	2005	2006
Net operating loss carryforwards	$1,032,000	$1,635,000
Accrued compensation and other	13,000	260,000
	1,045,000	1,895,000
Valuation allowance for deferred tax assets	(1,045,000)	(1,895,000)
Net deferred tax asset	$—	$—

A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

	2005	2006
U. S. Federal statutory rate on loss
before income taxes	34.0%	34.0%
Non deductible items registration cost	-5.9%	—%
State income tax, net of federal tax benefit	3.6%	3.6%
Increase in valuation allowance	-31.7%	-37.6%
Total income tax provision	0.0%	0.0%

Operating losses of the Predecessor in the amount of $822,847 prior to the date of the Contribution Agreement were allocated to the Predecessor and are not available to the Company as net operating loss carryforwards. On a pro forma basis, had the Company been taxed as a C corporation for federal income tax purposes, the income tax benefit would have been $279,768 for the period ending March 31, 2004, which would have been fully offset by a valuation allowance.

NOTE 11. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year or a monthly fee to each consultant of $8,333. General and administrative expenses for the years ended March 31, 200 6 and 2005 include consulting fees under these agreements of $200,000 and $200,000, respectively. Accounts payable includes $184,000 and $0 due to the related party consultants at March 31, 2006 and March 31, 2005 respectively.

The Company shares personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership. In addition, Ener1, Inc. paid certain expenses of the Company related to the merger of the Company with Ener1 Acquisition Corp (discussed below under Note 8, “Subsequent Events”). Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense for its office space under a sublease with Ener1 Group, Inc. in the amounts of $62,263 and $60,274 for the years ended March 31, 2006 and 2005, respectively. On January 24, 2005, the Company issued 20,629 shares of restricted common stock to Ener1 Group, Inc. in partial reimbursement for certain expenses paid for by Ener1 Group, Inc. at a value of $0.25 per share.

Related parties reimburse the Company for the time spent by one of its employees for patent and research work; as a result, administrative wages and research and development wages are net of reimbursements of $17,160 and $46,080, respectively, for the year ended March 31, 2005. Administrative expenses for the years ended March 31, 2006 and 2005 include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amount of $9,200 and $35,530, respectively. Other administrative services were provided by personnel of Ener1, Inc. in the amount of $1,782 and $5,849 for the years ended March 31, 2006 and 2005.

The Company worked with Russia-based scientists and programmers who were paid on the Company’s behalf under an agreement with a Russian consultant who handled administrative matters for the Company in Russia through July 2004. This consultant became an employee of the Company in July 2004. The Company paid the expenses of the Company’s operations in Russia through this consultant in the amounts of $93,800 and $48,000 for the period from inception through March 31, 2004 and for the year ended March 31, 2005, respectively. In March 2004, the consultant formed Splinex Outsourcing LLC to handle administrative and employment matters in connection with the Company’s Russian operations. In April 2004, a member of the Predecessor formed ANTAO to facilitate the payment of expenses to Splinex Outsourcing; ANTAO became a subsidiary of the Company on September 12, 2004. From July 2, 2004 through March 31, 2005, the Company paid $260,000 to ANTAO, of which ANTAO had retained $10,000 for minimum cash requirements and payment of its administrative expenses, and paid $250,000 to Splinex Outsourcing LLC to date. During the year ending March 31, 2006, the Company paid $120,207 (unaudited) to Splinex Outsourcing LLC, of which $40,207 was paid through ANTAO and $80,000 was paid through Ener1 Group, Inc. In September 2005, the Company terminated the development work provided by Splinex Outsourcing.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Foreign subsidiary

The Company has outsourced computer programming to a company located in Ekaterinberg Russia. The Company may engage in outsourcing in Russia again in the future. The outsourcing company’s operations in Russia are subject to significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, political, economic and legal risks associated with doing business in Russia, limitations on foreign currency transactions, and risks associated with evolving Russian laws on issues including creditor rights and intellectual property. The Company’s ability to develop products and earn revenues may be adversely affected by changes in the political, economic, legal and social conditions in Russia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, foreign currency transactions, and rates and methods of taxation, among other things.

Lease Commitments

Effective April 1, 2004, the Company assumed the rights and obligations under a sublease agreement for its office facility that the Predecessor entered into in October 2003. The sublease agreement expires on February 28, 2008. The Company terminated the lease on June 1, 2006, and a subtenant assumed the lease obligations to Ener 1 Group.

Minimum commitments on the above agreement for the years subsequent to March 31, 2006 are as follows:

2007	$62,000
2008	59,000
$121,000

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, which consisted solely of our president (principal executive officer) who also is our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and executive officers

The following table sets forth information regarding our directors and executive officers.

Name	Age	Position	Director or Officer Since
Dr. Peter Novak	53	Chairman and Director	2004
Alexander Yarmolinsky	32	Director	2005
Curtis Wolfe	43	General Counsel, Secretary and Director	2004
Gerard Herlihy	53	President and Chief Financial Officer	2004

Each of our directors will hold office until our next meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Dr. Peter Novak has been a director of our company since its founding in February 2004 and Chairman since September 2005. From February 2004 until September 1, 2004, Dr. Novak was our President. Since 2001, he has been the chief technology officer and a director of Ener1 Group and a director of Ener1. Since 1991, Dr. Novak has worked with Mike Zoi, who is also a director of Ener1, focusing on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked with Mr. Zoi to form On Power Battery s.r.l. (subsequently renamed Ener1 s.r.l.). Dr. Novak is the “sole administrator,” a position equivalent to president, and sole director, for Ener1 s.r.l. which commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development and developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Holdings, Inc., now named Ener1 Group. As chief technology officer of Ener1 Group, Dr. Novak is responsible for all technology development, licensing and patent matters. Dr. Novak also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department, with specialization in experimental nuclear physics. Dr. Novak obtained his Ph.D. degree in physical chemistry from the Institute of Solid State Chemistry, Ural Branch Academy of Science, Russia.

Alexander Yarmolinsky has been a director of our company since June 2005. From 1999 through 2005, Mr. Yarmolinsky has been employed by Burr, Pilger & Mayer, LLP, a public accounting firm, most recently as a senior tax manager.  Currently, Mr. Yarmolinsky is employed by The Marcus and Millichap Company, a diversified real estate firm, as a Vice President of tax.  Mr. Yarmolinsky earned a Bachelor of Arts degree in accounting from the University of San Francisco and a Masters of Science in taxation from Golden Gate University.  Mr. Yarmolinsky is a member of the American Institute of Certified Public Accountants and the California Society of CPAs.

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

Gerard Herlihy has been our chief financial officer since June 2004 and our president since September 2005. In February 2006, Mr. Herlihy was appointed Chief Financial Officer of Ener1 Group in addition to his current responsibilities at Splinex. In the year prior to joining our company, Mr. Herlihy provided accounting, financing and acquisition advisory consulting services to public and private companies. From 2001 through 2003, he was also the founder and chief executive officer of Putt Trak Inc., a vision systems software development company for sports training devices. From 1996 to 2000, Mr. Herlihy was chief financial and administrative officer of Williams Controls, Inc., a publicly-held manufacturer of sensors and controls. Mr. Herlihy held previous positions directing turnarounds in public and private companies and in investment banking and public accounting. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

Board composition

As of July 10, 2006, our board of directors currently consists of three members. The number of directors may change from time to time, solely as determined by resolution adopted by a majority of the board of directors. Our bylaws require a minimum of one director and allow a maximum of nine directors.

Alexander Yarmolinsky is an independent director who is a “financial expert” under the Commission’s standards. Currently, Mr. Yarmolinsky is “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies.

Committees of the board of directors

In December 2004, our board of directors established a Nominating and Compensation Committee and an Audit Committee.  The current member, and chairman, of the Nominating and Compensation Committee is Dr. Novak.  The current member of the Audit Committee is Mr. Yarmolinsky, who joined the committee upon his appointment to the Board in June 2005.

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

Section 16(a) reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our company or written representations from certain reporting persons, each of our officers and directors and holders of more than 10% of our common stock timely filed the statement of changes in beneficial ownership on Form 4 or the statement of beneficial ownership on Form 3 pursuant to Section 16(a) during fiscal 2006.

Item 10. Executive Compensation

 The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2005 and fiscal 2006 to our chief executive officer and president and our other executive officers who earn more than $100,000 in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SAR’s (#)
Gerard Herlihy - President and Chief Financial Officer (1)	2006 2005	$118,273 $91,116	$ — $ —	$ — $ —	$ — $ —	— —
Michael Stojda - former Director, President and Chief Executive Officer (2)	2006 2005	$110,676 $156,561	$ — $ —	$ 35,007 $ —	$ — $12,000 (3)	— 400,000
Christian Schormann - former Vice President, Research and Development (4)	2006 2005	$90,320 $38,730	$ — $ —	$ — $ —	$ — $7,500 (5)	— 250,000

(1)
Mr. Herlihy joined us on June 1, 2004. His base salary was $110,000 per year until September 1, 2005; $145,000 until January 31, 2006, and $60,000 effective February 1, 2006. Effective February 1, 2006, Splinex is paying $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 is paying $190,000 of Mr. Herlihy’s salary. Mr. Herlihy is dedicating substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex. He is eligible to receive an annual performance bonus of up to 50% of his base salary.

(2)
Mr. Stojda joined us September 1, 2004 and terminated his employment on September 1, 2005. Mr. Stojda’s base salary is $275,000 per year. Other compensation reflects payments under his termination agreement.

(3)
Mr. Stojda received, under the terms of his employment agreement, 400,000 shares of restricted common stock that are subject to a lapsing right of forfeiture. The right of forfeiture lapsed with respect to 233,333 shares as of March 31, 2005 and the remaining shares lapse at the rate of 33,333 shares per month until fully lapsed. No cash consideration was paid for these restricted shares.

(4)
Mr. Schormann joined us on January 12, 2005. His base salary is $190,000 per year, and he is eligible to earn an annual bonus of up to 25% of his base salary. His employment terminated in October 2005.

(5)
Mr. Schormann receive, under the terms of his employment agreement, 250,000 shares of restricted common stock that are subject to a lapsing right of forfeiture, which right will lapse with respect to 62,500 of the restricted shares on January 25, 2006 and at a rate of 5,208 shares per month thereafter. His employment terminated in October 2005, and he forfeited the restricted stock awards upon termination.

Options/SAR Grants in Last Fiscal Year
Individual Grants

There were no grants of stock options to our named executive officers during fiscal 2006.

None of our named executive officers exercised options during fiscal 2006.  The following table provides information regarding unexercised options held as of March 31, 2006 by our named executive officers.

Aggregated Options/SAR Exercises in Last Fiscal Year
and FY-End Options/SAR Values

Name	Shares acquired on Exercise (#)	Value realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Non Exercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Non Exercisable
Gerard Herlihy	-	$ -	112,500 / 187,500	$ -
Michael Stojda	-	$ -	-	$ -
Christian Schormann	-	$ -	-	$ -

Employment Agreements

Employment Agreement and Severance Agreement with Michael Stojda

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

•
if any “person” (as defined in Sections 13(d)(3) and 14(d)(3) of the Exchange Act), other than us, our subsidiary, a compensation plan of ours or of our subsidiary or any person reported as a beneficial owner of our common stock in this prospectus, becomes the “beneficial owner” (as defined Rule 13d-3 of the Exchange Act) of thirty percent (30%) or more of our outstanding common stock;

•
if there is a change in composition of our board within a two year period as a result of which a majority of our directors are individuals who were not either (1) directors as of September 1, 2004 or (2) elected, nominated for election or individuals whose election was confirmed by, at least a two-thirds majority of the Board; or

•
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

“Cause” is defined in the employment agreement as:

•	Mr. Stojda’s continued, willful and deliberate failure to perform his duties;
•	Mr. Stojda engages in misconduct materially and demonstrably injurious to us; or
•	Mr. Stojda is convicted of a felony.
•	“Good reason” is defined in the employment agreement as:
o	a Change in Control;
o	a reduction of Mr. Stojda’s duties, title, reporting status or responsibilities;
o	a reduction of Mr. Stojda’s salary;
o	relocation of our principal place of business after Mr. Stojda relocates to south Florida; or
o	our material breach of the employment agreement.

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

On November 21, 2005, the Company entered into a Severance Agreement with Michael Stojda in connection with Mr. Stojda’s resignation from the Company’s Board of Directors and from his positions as President and Chief Executive Officer. The Severance Agreement terminates the Employment Agreement between Mr. Stojda and the Company, dated August 30, 2004, except in the event of a default under the Severance Agreement. The Company agreed to make a payment of $5,000 on November 25, 2005, bi-weekly payments to Mr. Stojda of $2,500.00 from December 9, 2005 through February 17, 2006 and bi-weekly payments of $7,500.00 from March 3, 2006 through December 21, 2007. Mr. Stojda’s non-qualified stock options will vest as of November 21, 2005 and will expire on February 28, 2006.

Employment letter with Gerard Herlihy

Mr. Herlihy agreed in an employment letter dated May 20, 2004 to serve as our chief financial officer. He became our chief financial officer in June, 2004. He is an “at will” employee. He receives an annual salary of $110,000, and is eligible to receive an annual performance bonus of up to 50% of his salary. His base salary was $110,000 per year until September 1, 2005; $145,000 until January 31, 2006, and $60,000 effective February 1, 2006. Effective February 1, 2006, Mr. Herlihy was appointed to the position as Chief Financial Officer of Ener1 in addition to his continuing role at Splinex. Splinex is paying $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 is paying $190,000 of Mr. Herlihy’s salary. Mr. Herlihy is dedicating substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex. He is eligible to receive an annual performance bonus of up to 50% of his base salary. In addition, we agreed to grant Mr. Herlihy an option to purchase 100,000 shares of our common stock, which in January 2005 the board of directors increased to an option to purchase 300,000 shares of common stock at an exercise price of $.10 per share.

Employment Agreement and Termination Agreement with Christian Schormann

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

If Mr. Schormann's employment is terminated without cause by us, or for "good reason" by Mr. Schormann, we will pay him an amount equal to one year’s base salary. The definitions of “good reason” and “cause” in Mr. Schormann’s employment agreement are substantially equivalent to the definitions of these terms in Mr. Stojda’s employment agreement.

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

On October 17, 2005, the Company entered into a Termination Agreement with Christian Schormann in connection with Mr. Schormann’s resignation as Vice President of Company. The Termination Agreement terminates the Employment Agreement between Mr. Schormann and the Company, dated January 12, 2005. The Company agreed to pay Mr. Schormann severance for ninety days in the amount of $47,500.00 and other amounts owed in the aggregate amount of $33,948.05.

Director compensation

We intend to grant independent directors options to purchase shares of our common stock, vesting in approximately equal installments over three years. No options have yet been formally granted. Other than as described in this paragraph, we do not pay any of our directors any additional amount for his or her services as director. We do, as described below, compensate one of our non-employee directors for his services to us as a consultant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of July 10, 2006 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our Chief Executive Officer, our named executive officers, and our directors and named executive officer as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of June 1, 2006 there were 100,507,770 shares of common stock outstanding. We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o Splinex Technology Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (number of common shares)	Percent of Class
Splinex, LLC(1)	62,995,000	62.5%
Alexander Malovik	16,000,000	15.9%
Michael Stojda, 19 rue Lafford, Kirkland QC H9J 3Y3, Canada	400,000	*
Peter Novak (2)	25,879	*
Alexander Yarmolinsky	120	*
Curtis Wolfe (3)	93,750	*
Gerard Herlihy (4)	112,500	*
Christian Schormann, PMB255, 15127 NE 24th Street, Redmond, WA 98052	0	*
All named executive officers and directors as a group	632,249	*

* less than 1%.

(1)	Dr. Peter Novak, Mike Zoi, Ludmila Enilina and Albina Boeckli have dispositive and voting power over the shares of our common stock held by Splinex, LLC.
(2)
Amount shown excludes shares owned indirectly through Splinex, LLC, of which Dr. Novak is a member and owned indirectly through Ener1 Group, Inc., of which an entity owned by Dr. Novak is a stockholder. Mr. Novak disclaims beneficial ownership with respect to 2,000,000 shares owned by Galina Khartchenko, his spouse and 2,000,000 shares owned by Elena Novak, his daughter.

(3)	Includes options to purchase 93,750 shares of common stock which could be acquired within 60 days of July 1, 2006.
(4)	Includes options to purchase 112,500 shares of common stock which could be acquired within 60 days of July 1, 2006.

Item 12. Certain Relationships and Related Transactions.

Our company and Ener1, Inc. and some of its affiliates

To aid your understanding of the relationships among us, our principals and Ener1 we have included the following chart:

	Splinex, LLC	Relationship With
Ownership Interest
Name	(voting/economic)	Ener1 Group	Ener1, Inc.	Splinex Technology Inc.
Alexander Malovik	50%/49%	None	None
Owns 16 million shares of Splinex Technology Inc. Indirect Stockholder. Owned 100% of ANTAO Ltd, which he contributed to Splinex Technology pursuant to his obligations under the Splinex, LLC operating agreement

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

Dr. Peter Novak, one of our directors, is a 50% equityholder of Z-N, LLC, a company that holds approximately 31% of the outstanding common stock of Ener1 Group. Ener1 Group holds approximately 90% of the outstanding common stock of Ener1. Mike Zoi, a consultant for our company, holds the other 50% equity interest in Z-N, LLC. Mr. Zoi’s consulting agreement is described under “—Additional agreements—Consulting agreement of Mike Zoi” below. Mike Zoi and Dr. Novak are directors of Ener1 and Ener1 Group. Each of Dr. Novak and Mr. Zoi also receive annual compensation of $250,000 and insurance benefits, and annual automobile allowances of $11,124 and $23,715, respectively, from Ener1 in return for their services as directors of Ener1.

The remaining equity of Ener1 Group is owned by Bzinfin, S.A., which is beneficially owned by Boris Zingarevich. Boris Zingarevich, Mike Zoi and Dr. Novak are directors of Ener1 Group.

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

Ener1 Group

In fiscal 2005, Ener1 Group loaned us a total of $800,000 to fund our working capital needs. These loans bear interest at an annual rate of 5% and were assumed by Bzinfin SA effective February 5, 2005. In fiscal 2006, Ener1 Group loaned us $429,000 under demand notes that bear interest at an annual rate of 5%. On January 24, 2005, we issued 20,629 shares of restricted common stock to Ener1 Group, Inc. in partial reimbursement for certain expenses paid for by Ener1 Group, Inc. at a value of $0.25 per share.

Sublease

We have subleased commercial property, which serves as our headquarters and work space, through an assignment of a sublease from Splinex, LLC. Splinex, LLC subleased this property from Ener1 Group. Under the terms of our sublease, we are required to make monthly lease payments in the base amount of $4,661 to $5,453 per month through February, 2008. Our sublease and related documents are filed as exhibits to the registration statement of which this prospectus is a part. Due to Splinex, LLC’s lack of financial history at the time it entered into the sublease, it was unable to obtain a lease from a third party on terms comparable to or more favorable than those contained in the sublease. The rent we pay under the sublease is the same amount as the rent Ener1 Group pays under the lease with no mark-up; the other terms of the sublease are also the same terms as Ener1 Group is subject to under the lease. We believe the terms of the sublease, including the amount of rent, were comparable with terms that were generally available in the local market at the time we entered into the sublease, based on our knowledge of the local real estate market. Splinex vacated this lease and Ener1 Group has sublet the space to another tenant. Splinex is currently occupying space at the offices of Ener1 Inc. at 500 Cypress Creek Road, Suite 100, Fort Lauderdale, FL 33309 with a phone number of 954 556-4020.

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

Splinex, LLC owns approximately 62.5% of our outstanding common stock.

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

 Alexander Malovik is a member of Splinex, LLC and holds 49% of the economic membership interests (and 50% of the voting membership interests) of Splinex, LLC. Mr. Malovik formed ANTAO, Ltd. to be the administrative vehicle for our development efforts in Russia. Between July 1, 2004 and March 31, 2005, we paid an aggregate of $260,000 to to Splinex Outsourcing through ANTAO to pay the costs associated with our operations in Russia, including wages and benefits paid to Russian personnel and rent. During the year ending March 31, 2006, the Company paid $40,207 to Splinex Outsourcing through ANTAO. ANTAO sent these funds, after retaining sufficient funds to pay its administrative expenses and taxes, to Splinex Outsourcing LLC, a Russian limited liability corporation, which used the funds to pay these costs. Neither ANTAO nor Mr. Malovik received any consideration from us in return for these services. Mr. Malovik contributed the outstanding stock of ANTAO, Ltd. to us on September 20, 2004 as part of Mr. Malovik’s contribution obligation under the operating agreement of Splinex, LLC. Mr. Malovik does not have an ongoing operational role in the day-to-day operations of ANTAO, Ltd.

Revolving Loan Agreement

We are party to a revolving loan agreement with Bzinfin, S.A., a British Virgin Islands limited corporation. Bzinfin, S.A. is wholly owned by Boris Zingarevich. Additionally, Bzinfin, S.A. and Z-N, LLC are the sole owners of Ener1 Group. Ener1 Group is the majority shareholder of Ener1.

Under the revolving loan agreement, Bzinfin, S.A. has agreed that it or one of its affiliates will loan and reloan us amounts up to $2,500,000 upon our request, at an annual interest rate of 5%. This $2,500,000 commitment was available from January 18, 2005, through July, 2005. All outstanding principal and interest under this agreement must be repaid on the second anniversary of the first disbursement of funds under the revolving loan agreement. The maximum loan amount will be reduced dollar-for-dollar by the cumulative gross proceeds we receive from the sale of our equity or debt securities or from any loans or other credit facilities extended to us. As of July 27, 2005 and March 31, 2006, the Company had borrowed $2,500,000 under the revolving loan agreement and an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions.

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

Ener1 Inc.

Effective February 1, 2006, our President, Mr. Herlihy, was appointed to the position as Chief Financial Officer of Ener1, Inc. in addition to his continuing role at Splinex. Splinex is paying $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 is paying $190,000 of Mr. Herlihy’s salary. Mr. Herlihy is dedicating substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex.

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

10.4
Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7
Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8
Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9
Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10
Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11
Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12
Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.15
Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16
Reseller Agreement between Waterloo Maple Inc. and Splinex Technology Inc. dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

10.17
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated by reference to Exhibit 10.2 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.19 *	Master Loan Agreement and Note dated July 9, 2006 by and between Splinex and Ener1 Group, Inc.

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our former principal accountant in connection with the review of financial statements included in our Form S-1 as amended, and review of regulatory filings during fiscal 2005 was $133,664. The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our annual financial statements and review of regulatory filings including the financial statements included in our Quarterly Reports on Form 10-QSB was $44,485 for fiscal 2006 and $18,867 for fiscal 2005.

Audit Related Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to the audit for the years ended March 31, 2006 and 2005 were $0.

Tax Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to tax services during the fiscal years ending March 31, 2006 and 2005 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other services rendered to us by our former and current principal accountants during fiscal 2004 and 2005 were $0.

Audit Committee Pre-Approval Policy

Our Audit Committee’s responsibilities include selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by Splinex's independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee's approval. All fees paid to the independent auditors in fiscal 2005 were pre-approved by the Audit Committee, and therefore no services were approved after the services were rendered pursuant to the “de minimus” exception established by the SEC for the provision of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinex Technology Inc.

July 14, 2006	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

July 14, 2006	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

July 14, 2006	by:	/s/ Peter Novak
Peter Novak Chairman of the Board and Director
Title

July 14, 2006	by:	/s/ Curtis Wolfe
Curtis Wolfe Director, General Counsel and Secretary

July 14, 2006	by:	/s/ Alexander Yarmolinsky
Alexander Yarmolinsky Director