Form 10QSB
period 2006-06-30
Splinex Technology Inc.
filed 2006-08-21
CIK 1293330

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

⍷    ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Former address: Splinex Technology Inc.
550 West Cypress Creek Road-Suite 410
Ft. Lauderdale, Florida, 33309

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 17, 2006, the number of shares outstanding of the registrant’s common stock was 100,757,770 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended June 30, 2006
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS - AS OF JUNE 30, 2006 AND MARCH 31, 2006	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2006	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	12

Item 3.	Controls and Procedures	17

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	19

	Signatures	20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2006	March 31, 2006

ASSETS
Current assets
Cash	$4,253	$9,458
Prepaid expenses and other	26,284	38,358
Loans and advances to employees - current portion	-	831
Total current assets	30,537	48,647

Property and equipment, net	5,058	7,340

Accounting software license	-	20,192
Other assets	9,881	9,881
Total assets	$45,476	$86,060

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	536,501	435,540
Note payable and accrued interest due to related party - Bzinfin	2,709,582	2,677,707
Accounts payable	616,007	563,006
Accrued expenses	673,021	683,093
Due to related parties	138,262	138,262
Total current liabilities	4,673,373	4,497,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,757,770 shares issued
and outstanding)	100,758	100,758
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,109,712	1,109,712
Deficit accumulated during the development stage	(5,775,867)	(5,559,518)
Total stockholders' deficiency in assets	(4,627,897)	(4,411,548)
Total liabilities and stockholders' deficiency in assets	$45,476	$86,060

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(October 28,
	Three Months	Three Months	2003)
	Ended	Ended	Through
	June 30, 2006	June 30, 2005	June 30, 2006
Net sales	$-	$70	$2,020

Operating Expenses
Sales and marketing	-	140,168	561,296
General and administrative	154,348	269,499	3,340,565
Research and development	23,289	301,189	2,007,805
Total operating expenses	177,637	710,856	5,909,666
Costs of merger and registration	-	-	512,321
Total expenses	177,637	710,856	6,421,987
Loss from operations	(177,637)	(710,786)	(6,419,967)
Interest expense, net	(38,712)	(25,188)	(178,747)
Loss before income taxes	(216,349)	(735,974)	(6,598,714)
Income taxes	-	-	-
Net loss	$(216,349)	$(735,974)	$(6,598,714)

Net loss per basic and diluted share	$(0.00)	$(0.01)

Weighted average shares outstanding basic and diluted	100,757,770	100,670,270

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(October 28,
	Three Months	Three Months	2003)
	Ended	Ended	Through
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(216,349)	$(735,974)	$(6,598,714)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,282	6,616	66,759
Executive compensation and other expenses
paid with common stock	-	-	32,179
Non cash interest expense	37,836	25,119	172,083
Changes in operating assets and liabilities:
Prepaid expenses and other	32,266	306	(26,284)
Due to related parties	-	(27,034)	138,261
Other assets	-	-	(9,881)
Accounts payable	53,001	(45,644)	616,008
Accrued expenses	(10,072)	54,455	619,271
Total adjustments	115,313	13,818	1,608,396
Net cash used in operating activities	(101,036)	(722,156)	(4,990,318)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	831	3,698	-
Net cash used in investing activities	831	3,698	(79,429)

Cash flows from financing activities:
Notes payable related parties	95,000	611,243	3,074,000
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	95,000	611,243	5,074,000

Net (decrease) increase in cash	(5,205)	(107,215)	4,253
Cash at beginning of period	9,458	256,347	-
Cash at end of period	$4,253	$149,132	$4,253

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2006. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2006.

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

Business Activity

The Company develops, licenses and services software that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since Inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of June 30, 2006.

The Company has no significant revenues to date. Since its Inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At June 30, 2006, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006, the Company had no amounts in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised during the three months ending June 30, 2006. At June 30, 2006, the Company has 800,000 options outstanding under its plan of which 400,000 options are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 8 1/2 years.

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

Revenue Recognition

The Company’s revenues, net of sales returns and other allowances, are from the licensing of products. The Company recognizes revenues in accordance with Statement of Position or “SOP” 97-2, “Software Revenue Recognition,” as amended, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and Staff Accounting Bulletin or “SAB” 104, “Revenue Recognition.” The Company will recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, vendor-specific objective evidence exists for all undelivered elements of the arrangement and collection is determined to be probable.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes 400,000 shares of common stock equivalents because their inclusion would be anti-dilutive.

Advertising

Advertising expense, including direct mail and email advertising, was $0 and $71,853 for the three months ended June 30, 2006 and 2005, respectively, and $190,739 from Inception through June 30, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. An impairment loss of $20,000 was recorded during the period ended June 30, 2006 related to accounting software licenses no longer in use.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. From October 2005 through June 30, 2006, the Company borrowed $524,000 from Ener1 Group, Inc. under a demand note.

Since September 2005, the Company has implemented a change in its business strategy and taken certain actions to reduce its overhead costs. The Company is providing minimal maintenance and support of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of outsourced software development services previously provided to the Company by a Russian outsourcing company, and terminated its software development team in the United States. In addition, the Company has terminated or accepted resignations from its executives and managers. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues alternative strategies, which could include merging with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses also include severance and other wage related expenses due to former employees. At June 30, 2006 and March 31, 2006, accrued expenses consisted of the following:

	June 30, 2006	March 31, 2006
Accrued severance and termination obligations	$532,934	$561,111
Accrued Russian programming closing costs	43,000	43,000
Audit	40,000	40,000
Accrued vacation and wages	29,660	11,555
Miscellaneous	27,427	27,427
	$673,021	$683,093

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

During October 2005, a former employee forfeited 250,000 restricted shares of the Company's common stock. The Company has recorded the forfeited restricted stock as treasury stock at $62,500 based upon the closing price of the common stock on the date of forfeiture.

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 for the three months ended June 30, 2006 and 2005, respectively. Accounts payable include $225,666 owed under these agreements.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $10,486 and $15,414 for its office space under a sublease with Ener1 Group, Inc. for the three months ended June 30, 2006 and 2005, respectively. In the period ended March 31, 2006 (“fiscal 2006”), related parties reimbursed the Company for the time spent by one of its employees for patent and research work in the amount of $1,200 for the three months ended June 30, 2005. General and administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amount of $4,400 for the three months ended June 30, 2005.

During fiscal 2006, the Company worked with Russia-based scientists and programmers who were employed by a Russian outsourcing company. During the three months ended June 30, 2005, the Company paid $64,207 (unaudited) of outsourcing expenses through ANTAO.

Effective February 1, 2006, the Company’s President, Mr. Herlihy, was appointed to the position as Chief Financial Officer of Ener1, Inc. in addition to his continuing role at Splinex. Splinex is paying $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 is paying $190,000 of Mr. Herlihy’s salary. Mr. Herlihy is dedicating substantially all of his time to Ener1, except for the time necessary to attend to the administrative and financial matters of Splinex.

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

At June 30, 2006, the Company had borrowed $524,000 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

Effective April 1, 2004, the Company assumed the rights and obligations under a sublease agreement for its office facility that the Predecessor entered into in October 2003. The sublease agreement expires on February 28, 2008. Splinex vacated the space and Ener1 Group has sublet the space to a new tenant on June 1, 2006.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. From October 2005 through June 30, 2006, the Company borrowed $524,000 from Ener1 Group, Inc. under a demand note.

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company is providing minimal maintenance and support of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by a Russian outsourcing company and terminated its software development team in the United States. In addition, the Company has terminated or accepted resignations from its executives and managers. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues alternative strategies, which could include merging with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

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

Using our core software libraries, we have the capability to develop additional versions of nVizx as visualization add-ons for other technical computing software products similar to Mathematica and Maplesoft and for spreadsheet products like Microsoft Excel.  However, due to low product sales, we intend to make available for purchase our existing nVizx visualization products, but do not presently plan to introduce new versions of the product or upgrades unless and until sales of the current products increase significantly. We may explore alternative uses of our existing technology through licensing or other business development activities. We may pursue acquisitions of, or joint ventures with, companies that can benefit from our technology.

On December 13, 2005, we signed a letter of intent to acquire EnerSoft, Inc. (“EnerSoft”), a privately held technology company that specializes in the development of video processing filters, signal and imaging processing and video compression technologies. Ener1 Group, Inc., a company affiliated with our Company by common ownership and common control, owns 95% of the equity of EnerSoft. EnerSoft is a development stage software company with no assets or revenues. The Company discontinued further due diligence activities and negotiations related to EnerSoft in May 2006 and no longer plan to pursue this acquisition.

At June 30, 2006, we had cash of $4,253 and negative working capital of $4,642,836.  Through employee terminations, the termination of outsourced software development services and implementation of other expense controls, we have reduced our monthly cash expenses to approximately $50,000. We are currently dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. We do not anticipate receiving funding sufficient to pay our past due obligations, including severance obligations, until we have been able to implement our business development plans further.

We cannot provide assurance that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, our current stockholders’ ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition.

As of June 30, 2006, we have no material planned capital expenditures.

Results of Operations for the Three Month Period Ended June 30, 2006

We incurred a loss of $216,349, or $(0.00) per share, for the three months ended June 30, 2006, compared to a loss of $735,974, or $(0.01) per share in the prior year quarter. Weighted average shares outstanding were 100,757,770 and 100,670,270 for the three months ended June 30, 2006 and 2005, respectively. Operations for the three ended June 30, 2005 were primarily related to the development and commercial release of software products. Operations for the three ended June 30, 2006 reflect the termination of a substantial part of our software development team and reduced administrative overhead costs and marketing expenditures due to limited funds available for operations.

Operating expenses of $177,637 for the three months ended June 30, 2006 included $154,348 for general and administrative expenses, and $23,289 for research and development costs. Operating expenses of $710,856 for the three months ended June 30, 2005 included $140,168 for sales and marketing expenses, $269,499 for general and administrative expenses and $301,189 for research and development costs. Interest expenses increased to $38,712 for the three months ended June 30, 2006 from $25,188 in the three months ender June 30, 2005 due to borrowings under the Bzinfin loan and loans from Ener1 Group. Interest under the Bzinfin loan is due at maturity in February 2007.

Sales and marketing expenses for the three months ended June 30, 2005 consisted primarily of wages and benefits of $56,685 and advertising and promotion expense of $71,853.

General and administrative expenses for the three months ended June 30, 2006 included wages and benefits of $16,732, consulting fees of $50,000 payable to a director, Dr. Novak and, a related party, Mike Zoi; audit fees of $17,000; insurance costs of $21,527; $32,016 of software expense related to licenses no longer used in operations, and rent of $10,486. General and administrative expenses for the three months ended June 30, 2005 included wages and benefits of $104,072, consulting fees of $50,000 paid Dr. Novak and Mike Zoi; legal expenses of $36,928, of which $4,040 was payable to Ener1 Group to reimburse for the services of our general counsel; insurance costs of $20,687; audit expense of $18,097; and rent of $15,414.

Research and development expenses for the three months ended June 30, 2006 were for wages and benefits paid to a U.S. based programmer. Research and development expenses for the three months ended June 30, 2005 included $205,606 for wages and benefits paid to U.S. based programmers; $72,000 for wages and administrative costs of our Russian-based scientists and programmers, and $12,450 paid to software consultants,. In September 2005, we terminated or accepted resignations from substantially all of our U.S. development team and terminated the software development services of our Russian programmers.

 Liquidity and capital resources

At June 30, 2006, we had a working capital deficit of $4,642,836 and cash of $4,253, and we have no further borrowing availability under the Bzinfin Loan. Approximately $3,600,000 of the current liabilities are due to related parties, and the remainder is due substantially to vendors and former employees under severance or other obligations, of which certain amounts have not been timely paid.

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

During September 2005, the Company implemented a change in its business strategy and took certain actions to reduce its overhead costs. The Company is providing minimal maintenance and support of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects unrelated to nVizx. The Company has terminated its use of software development services previously provided to the Company by a Russian outsourcing company, and terminated its software development team in the United States. In addition, the Company has terminated or accepted resignations from its executives and managers. The Company has borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while it pursues alternative strategies, which could include merging with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had borrowed $2,500,000 under the Bzinfin loan. We borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. We borrowed $429,000 from Ener1 Group during fiscal 2006, and an additional $95,000 during the three months ended June 30, 2006. The loans are demand notes, and bear interest at an annual rate of 5% payable at maturity.

In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at June 30, 2006.

Off-balance sheet arrangements

At June 30, 2006, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

During the quarter ended June 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Splinex Technology Inc.
Registrant

Date: August 21, 2006	By:	/s/ Gerard A. Herlihy
Name: Gerard A. Herlihy
Title: President and Chief Financial Officer