Form 10QSB
period 2006-09-30
Splinex Technology Inc.
filed 2006-11-20
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 333-116817

Splinex Technology Inc.

__________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 17, 2006, the number of shares outstanding of the registrant’s common stock was 100,757,770 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended September 30, 2006
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Unaudited Balance Sheets- as of September 30, 2006 and March 31, 2006	3

	Condensed Consolidated Unaudited Statements of Operations - for the three and six months ended September 30, 2006 and 2005 and for the period from Inception (October 28, 2003) through September 30, 2006	4

	Condensed Consolidated Unaudited Statements of Cash Flows - for the six months ended September 30, 2006 and 2005 and for the period from Inception (October 28, 2003) through September 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures	16

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	17

	Signatures	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2006	March 31, 2006
ASSETS
Current assets
Cash	$892	$9,458
Prepaid expenses and other	20,488	39,189
Total current assets	21,380	48,647

Property and equipment, net	3,054	7,340

Accounting software license	-	20,192
Other assets	9,881	9,881
Total assets	$34,315	$86,060

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	652,733	435,540
Note payable and accrued interest due to related party - Bzinfin	2,741,457	2,677,707
Accounts payable	654,703	563,006
Accrued expenses	582,929	683,093
Due to related parties	138,262	138,262
Total current liabilities	4,770,084	4,497,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares
authorized and no shares issued and outstanding	-	-
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,757,770 shares issued and outstanding)	100,758	100,758
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,109,712	1,109,712
Deficit accumulated during the development stage	(5,883,739)	(5,559,518)
Total stockholders' deficiency in assets	(4,735,769)	(4,411,548)
Total liabilities and stockholders' deficiency in assets	$34,315	$86,060

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005	Cumulative From Inception (October 28, 2003) Through September 30,2006
Net sales	$793	$617	$793	$687	$2,813

Operating Expenses
Sales and marketing	-	49,952	-	190,120	561,296
General and administrative	67,746	688,661	222,094	958,159	3,408,311
Research and development	1,707	287,014	24,996	588,203	2,009,512
Total operating expenses	69,453	1,025,627	247,090	1,736,482	5,979,119
Costs of merger and registration	-	-	-	-	512,321
Total expenses	69,453	1,025,627	247,090	1,736,482	6,491,440
Loss from operations	(68,659)	(1,025,010)	(246,297)	(1,735,795)	(6,488,627)
Interest expense, net	(39,212)	(30,720)	(77,924)	(55,908)	(217,959)
Loss before income taxes	(107,872)	(1,055,730)	(324,221)	(1,791,703)	(6,706,586)
Income taxes	-	-	-	-	-
Net loss	$(107,872)	$(1,055,730)	$(324,221)	$(1,791,703)	$(6,706,586)

Net loss per basic and fully
diluted share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average shares
outstanding	100,757,770	100,670,270	100,757,770	100,670,270

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005	Cumulative From Inception (October 28, 2003) Through September 30, 2006
Cash flows from operating activities:
Net loss	$(324,221)	$(1,791,703)	$(6,706,586)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,286	13,232	68,763
Executive compensation and other expenses
paid with common stock	-	-	32,179
Non cash interest expense	77,048	55,661	211,295
Changes in operating assets and liabilities:
Prepaid expenses and other	38,062	(14,812)	(20,488)
Due to related parties	-	28,743	138,261
Other assets	-	-	(9,881)
Accounts payable	91,697	35,982	654,704
Accrued expenses	(100,164)	561,159	529,179
Total adjustments	110,929	679,965	1,604,012
Net cash used in operating activities	(213,292)	(1,111,738)	(5,102,574)

Cash flows from investing activities:
Purchase of equipment	-	6,710	(79,429)
Employee loans and advances, net	831	7,485	-
Net cash provided by (used) in investing activities	831	14,195	(79,429)

Cash flows from financing activities:
Note payable related parties	203,895	850,000	3,182,895
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	203,895	850,000	5,182,895

Net increase (decrease) in cash	(8,566)	(247,543)	892
Cash at beginning of period	9,458	256,347	-
Cash at end of period	$892	$8,804	$892

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2006. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2006.

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

Business Activity

The Company licenses software which it developed that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since Inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. In September 2005, the Company substantially reduced its development activity, terminated most of its personnel, and ceased marketing activities other than maintaining an Internet web store. The Company plans to explore business development opportunities including possibly merging with another company. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of September 30, 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At September 30, 2006, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006, the Company had no amounts in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised and 250,000 options expired during the six months ending September 30, 2006. At September 30, 2006, the Company has 550,000 options outstanding under its plan, of which 275,000 options are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 8 years.

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

Advertising

Advertising expense, including direct mail and email advertising, was $1,951 and $73,804 for the three and six months ended September 30, 2005, respectively. There were no advertising expenses for the six months ending September 30, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. An impairment loss of $0 and $20,000 was recorded during the three and six months ending September 30, 2006 related to accounting software licenses no longer in use. No impairment losses were recorded during the period ended September 30, 2005.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. From October 2005 through September 30, 2006, the Company borrowed $633,000 from Ener1 Group, Inc. under a demand note.

Since September 2005, the Company has implemented a change in its business strategy and taken certain actions to reduce its overhead costs. The Company is providing minimal maintenance and support of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects. In September 2005, the Company terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, terminated its development activity, terminated most of its personnel, and ceased marketing activities other than maintaining an Internet web store. The Company plans to explore business development opportunities including possibly merging with another company. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of September 30, 2006.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses also include severance and other wage related expenses due to former employees. At September 30, 2006 and March 31, 2006, accrued expenses consisted of the following:

	September 30, 2006	March 31, 2006
Accrued severance and termination obligations	$471,877	$561,111
Accrued Russian programming closing costs	43,000	43,000
Audit	31,000	40,000
Accrued vacation and wages	9,626	11,555
Miscellaneous	27,426	27,427
	$582,929	$683,093

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

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 and $100,000 for the three and six months ended September 30, 2006 and 2005, respectively. Accounts payable includes $300,666 owed under these agreements.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $0 and $10,486 for its office space under a sublease with Ener1 Group, Inc. for the three and six months ended September 30, 2006 and $15,414 and $30,829 for the three and six months ended 2005, respectively. In the period ended March 31, 2006 (“fiscal 2006”), related parties reimbursed the Company for the time spent by one of its employees for patent and research work in the amount of $1,080 and $2,280 for the three and six months ended September 30, 2005. General and administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amount of $3,300 and $7,700 for the three and six months ended September 30, 2005.

During fiscal 2006, the Company worked with Russia-based scientists and programmers who were employed by Splinex Outsourcing LLC, a Russian company. During the three months ended September 30, 2005, the Company paid $120,207 to Splinex Outsourcing of which $40,207 was paid through ANTAO And $80,000 was paid through Ener1 Group.

Effective February 1, 2006, the Company’s President, Mr. Herlihy, was appointed to the position as Chief Financial Officer of Ener1, Inc. in addition to his continuing role at Splinex. Splinex is paying $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 is paying $190,000 of Mr. Herlihy’s salary. Mr. Herlihy dedicated substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex. Effective October 16, 2006, Mr. Herlihy resumed his full time role as President of Splinex and will terminate his role at Ener1 following a brief transition period, at which time Splinex will be responsible for 100% of Mr. Herlihy’s salary.

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

At September 30, 2006, the Company had borrowed $632,895 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs. Accrued interest at September 30, 2006 was $19,838.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Foreign subsidiary

Prior to September 2005, the Company outsourced computer programming to a company located in Ekaterinberg Russia. The Company may resume outsourcing in Russia in the future. The outsourcing company’s operations in Russia are subject to significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, political, economic and legal risks associated with doing business in Russia, limitations on foreign currency transactions, and risks associated with evolving Russian laws on issues including creditor rights and intellectual property. The Company’s ability to develop products and earn revenues may be adversely affected by changes in the political, economic, legal and social conditions in Russia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, foreign currency transactions, and rates and methods of taxation, among other things.

Lease Commitments

Effective April 1, 2004, the Company assumed the rights and obligations under a sublease agreement for its office facility that the Predecessor entered into in October 2003. The sublease agreement expires on February 28, 2008. A subtenant assumed the lease obligations to Ener 1 Group on June 1, 2006.

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

Overview

Splinex licenses software which it developed that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. We believe end-users of our software products, such as mathematicians, scientists, graphic designers or digital artists working on complex graphical three-dimensional problems, will experience greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical and artistic precision in representing, multi-dimensional mathematical objects and information.

Since Inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. In September 2005, we substantially reduced our development activity, terminated most of our personnel, and ceased marketing activities other than maintaining an Internet web store. We plan to explore business development opportunities including possibly merging with another company. We have minimal sales and no sales contracts and are considered to be in the development stage as of September 30, 2006.

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

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. From October 2005 through September 30, 2006, the Company borrowed $524,000 from Ener1 Group, Inc. under a demand note.

Since September 2005, the Company has implemented a change in its business strategy and taken certain actions to reduce its overhead costs. The Company is providing minimal maintenance and support of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects. In September 2005, the Company terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, terminated its development activity, terminated most of its personnel, and ceased marketing activities other than maintaining an Internet web store. The Company plans to explore business development opportunities including possibly merging with another company. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of September 30, 2006.

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

At September 30, 2006, we had cash of $892 and negative working capital of $4,748,704.  Through employee terminations, the termination of our use of software development services previously provided to us by Splinex Outsourcing, Inc., and implementation of other expense controls, we have reduced our monthly cash expenses to approximately $50,000. We are currently dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. We do not anticipate receiving funding sufficient to pay our past due obligations, including severance obligations, until we have been able to implement our business development plans further.

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

As of September 30, 2006, we have no material planned capital expenditures.

Results of Operations for the Three Month Period Ended September 30, 2006

We incurred a loss of $107,872, or $(0.00) per share, for the three months ended September 30, 2006, compared to a loss of $1,055,730, or $(0.01) per share in the prior year quarter. Weighted average shares outstanding were 100,757,770 and 100,670,270 for the three months ended September 30, 2006 and 2005, respectively. Operations for the three months ended September 30, 2005 were primarily related to the development and commercial release of software products. Operations for the three months ended September 30, 2006 reflect the termination of a substantial part of our software development team and reduced administrative overhead costs and marketing expenditures due to limited funds available for operations.

Operating expenses of $69,453 for the three months ended September 30, 2006 included $67,746 for general and administrative expenses, and $1,707 for research and development costs. Operating expenses of $1,025,627 for the three months ended September 30, 2005 included $49,952 for sales and marketing expenses, $688,661 for general and administrative expenses and $287,014 for research and development costs. Interest expenses increased to $39,212 for the three months ended September 30, 2006 from $30,720 in the three months ended September 30, 2005 due to additional loans from Ener1 Group. Interest under the Bzinfin loan is due at maturity in February 2007.

Sales and marketing expenses for the three months ended September 30, 2005 consisted primarily of wages and benefits of $39,379.

General and administrative expenses for the three months ended September 30, 2006 included wages and benefits of $18,000, consulting fees of $50,000 payable to a director, Dr. Novak and, a related party, Mike Zoi; audit fees of $17,000; insurance costs of $17,000, offset by a $50,000 credit from settlement of a termination obligation. General and administrative expenses for the three months ended September 30, 2005 included severance expense of $404,960, wages and benefits of $89,892, consulting fees of $50,000 paid to a director, Dr. Novak and, a related party, Mike Zoi; legal expenses of $27,401, of which $3,300 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; audit fees of $30,845; insurance costs of $21,328; and rent of $15,414. The severance expense relates to the termination or resignation of certain executives and managers, and is payable through December 21, 2007.

Research and development expenses for the three months ended September 30, 2006 were for final wages and benefits paid to a U.S. based programmer. Research and development expenses for the three months ended September 30, 2005 included $196,355 for wages and benefits paid to U.S. based programmers; $84,207 for wages and administrative costs of our Russian-based scientists and programmers and $5,400 paid to software consultants. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers.

Related parties reimburse us for the time spent by one of our employees for patent and research work. Our research and development wages and benefits are net of reimbursements of $1,080 for the three months ended September 30, 2005.

Results of Operations for the Six Month Period Ended September 30, 2006

We incurred a loss of $324,221, or $0.00 per share for the six months ending September 30, 2006 compared to a loss of $1,791,703, or $0.02 per share, for the six months ended September 30, 2005. Operating expenses of $1,736,482 for the six months ended September 30, 2005 included $190,120 for sales and marketing expenses, $958,159 for general and administrative expenses, and $588,203 for research and development costs.

There were no sales and marketing expenses for the six months ended September 30, 2006. Sales and marketing expenses for the six months ended September 30, 2005 consisted primarily of wages and benefits of $96,064 and direct mail advertising expenses of $71,338.

General and administrative expenses for the six months ended September 30, 2006 included wages and benefits of $35,000, consulting fees of $100,000 payable to a director and a related party, Mike Zoi; audit fees of $34,000; insurance costs of $43,000, and amortization of accounting software license fees of $40,000, offset by a $50,000 credit from settlement of a termination obligation. General and administrative expenses for the six months ended September 30, 2005 included severance expense of $404,960; wages and benefits of $193,964, consulting fees of $100,000 paid to a director, and related party, legal expenses of $10,214, of which $7,700 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel; audit fees of $48,943; insurance costs of $42,015; and rent of $30,829.

Research and development expenses for the six months ended September 30, 2006 are for wages and benefits of a programmer whose employment was terminated in July 2006. Research and development expenses for the six months ended September 30, 2005 included $401,962 for wages and benefits paid to U.S. based programmers; $156,207 for wages and administrative costs of our Russian-based scientists and programmers and $17,850 paid to software consultants. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers.

Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our research and development wages and benefits are net of reimbursements of $2,280 for the six months ended September 30, 2005.

Liquidity and capital resources

At September 30, 2006, we had negative working capital of $4,748,704 and cash of $892, and we have no further borrowing availability under the Bzinfin Loan. Approximately $3,833,000 of the $4,770,000 of current liabilities are due to related parties, and the remainder is due substantially to vendors and former employees under severance or other obligations which amounts have not been timely paid.

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

Since September 2005, the Company has implemented a change in its business strategy and taken certain actions to reduce its overhead costs. The Company is providing minimal maintenance and support of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects. In September 2005, the Company terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, terminated its development activity, terminated most of its personnel, and ceased marketing activities other than maintaining an Internet web store. The Company plans to explore business development opportunities including possibly merging with another company. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of September 30, 2006.

From October 2005 through September 30, 2006, the Company borrowed $633,000 from Ener1 Group, Inc. under a demand note to pay certain ongoing expenses while it pursues such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of the Company’s core technologies. The Company does not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until it has been able to implement its business development further.

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

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at September 30, 2006.

Off-balance sheet arrangements

At September 30, 2006, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
During the quarter ended September 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Splinex Technology Inc. Registrant

Date: November 20, 2006	By:	/s/ Gerard A. Herlihy
Name: Gerard A. Herlihy Title: President and Chief Financial Officer