Form 10QSB
period 2006-12-31
Splinex Technology Inc.
filed 2007-02-20
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 333-116817

Splinex Technology Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 W. Cypress Creek Road Suite 100
Fort Lauderdale, FL 33309
(Address of principal executive offices)

(954) 556-4020
(Issuer’s telephone number)

________________________________________________________
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On February 16, 2007, the number of shares outstanding of the registrant’s common stock was 100,757,770 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended December 31, 2006
INDEX

		Page No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Unaudited Balance Sheets - as of December 31, 2006 and March 31, 2006	3

	Condensed Consolidated Unaudited Statements Of Operations - for the Three and Nine months Ended December 31, 2006 and 2005 and for the Period from Inception (October 28, 2003) through December 31, 2006	4

	Condensed Consolidated Unaudited Statements of Cash Flows - for the Three and Nine months ended December 31, 2006 and 2005 and for the Period from Inception (October 28, 2003) through December 31, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures	16

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	17

	Signatures	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
	December 31, 2006	March 31, 2006

ASSETS
Current assets
Cash	$3,665	$9,458
Prepaid expenses and other	664	39,189
Total current assets	4,329	48,647

Property and equipment, net	1,718	7,340

Accounting software license	-	20,192
Other assets	-	9,881
Total assets	$6,047	$86,060

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	705,392	435,540
Note payable and accrued interest due to related party - Bzinfin	2,773,332	2,677,707
Accounts payable	679,828	563,006
Accrued expenses	583,899	683,093
Due to related parties	138,262	138,262
Total current liabilities	4,880,713	4,497,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares	-	-
authorized and no shares issued and outstanding)
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,757,770 shares issued and outstanding)	100,758	100,758
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,109,712	1,109,712
Deficit accumulated during the development stage	(6,022,636)	(5,559,518)
Total stockholders' deficiency in assets	(4,874,666)	(4,411,548)
Total liabilities and stockholders' deficiency in assets	$6,047	$86,060

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Cumulative From Inception (October 28, 2003) Through December 31, 2006
Net sales	$852	$907	$1,645	$1,594	$3,665

Operating Expenses
Sales and marketing	-	5,448	-	195,567	561,296
General and administrative	99,652	164,092	321,746	1,122,252	3,507,963
Research and development	-	45,350	24,996	633,553	2,009,512
Total operating expenses	99,652	214,890	346,742	1,951,372	6,078,771
Costs of merger and registration	-	-	-	-	512,321
Total expenses	99,652	214,890	346,742	1,951,372	6,591,092
Loss from operations	(98,800)	(213,983)	(345,097)	(1,949,778)	(6,587,427)
Interest expense, net	(40,097)	(34,130)	(118,021)	(90,039)	(258,056)
Loss before income taxes	(138,897)	(248,113)	(463,118)	(2,039,817)	(6,845,483)
Income taxes	-	-	-	-	-
Net loss	$(138,897)	$(248,113)	$(463,118)	$(2,039,817)	$(6,845,483)

Net loss per basic and fully
diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares
outstanding	100,757,770	100,680,964	100,757,770	100,673,835

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Cumulative From Inception (October 28, 2003) Through September 30, 2006
Cash flows from operating activities:
Net loss	$(463,118)	$(2,039,817)	$(6,845,483)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	5,622	18,776	70,099
Executive compensation paid with common stock
and other non-cash expenses	-	7,613	32,179
Non cash interest expense	117,146	89,870	251,393
Changes in operating assets and liabilities:
Prepaid expenses and other	57,886	(2,239)	(664)
Due to related parties	-	31,503	138,262
Other assets	9,881	-	-
Accounts payable	116,822	69,829	679,828
Accrued expenses	(99,194)	447,294	530,149
Total adjustments	208,163	662,646	1,701,246
Net cash used in operating activities	(254,955)	(1,377,171)	(5,144,237)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	831	22,346	-
Net cash used in investing activities	831	22,346	(79,429)

Cash flows from financing activities:
Note payable related parties	248,331	1,102,000	3,227,331
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	248,331	1,102,000	5,227,331

Net increase (decrease) in cash	(5,793)	(252,825)	3,665
Cash at beginning of period	9,458	256,347	-
Cash at end of period	$3,665	$3,522	$3,665

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Splinex Technology Inc. (“Technology”) was organized under the laws of the State of Delaware as a wholly owned subsidiary of Splinex, LLC, a Florida limited liability company (the “Predecessor”), to conduct the business and operations of the Predecessor. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), the Predecessor contributed substantially all of its assets, liabilities and operations to Technology. The financial statements include the accounts of Technology and the Predecessor (combined, the “Company”), and all material intercompany transactions have been eliminated. The Company began its development stage activity on October 28, 2003 (“Inception”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2006. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2006.

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

Business Activity

The Company licenses software which it developed that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. Since Inception, the Company has operated in a development phase typical of a software company and has focused on developing technologies and products and securing intellectual property rights while developing relationships with potential customers. Corporate activities to date have included raising capital, strategic and business planning, completing the registration of the Company’s securities with the U. S. Securities and Exchange Commission, and retaining executive management. In September 2005, the Company substantially reduced its development activity, terminated most of its personnel, and ceased marketing activities other than maintaining an Internet web store. The Company plans to explore business development opportunities including possibly merging with another company. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of December 31, 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, 2006, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006, the Company had no amounts in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised and 250,000 options expired during the nine months ending December 31, 2006. At December 31, 2006, the Company has 550,000 options outstanding under its plan, of which 343,750 options are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 8 years.

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

Advertising

Advertising expense, including direct mail and email advertising, was $0 and $73,804 for the three and nine months ended December 31, 2005, respectively. There were no advertising expenses for the nine months ending December 31, 2006.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. An impairment loss of $0 and $20,000 was recorded during the three and nine months ending December 31, 2006 related to accounting software licenses no longer in use. No impairment losses were recorded during the period ended December 31, 2005.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund start up, development and marketing activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals. Management’s plans include continuing efforts to find an appropriate merger partner, borrowing funds from Ener1 Group, and raising additional capital.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. The Company has received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. From October 2005 through December 31, 2006, the Company borrowed $677,331 from Ener1 Group, Inc. under a demand note.

Since September 2005, the Company has implemented a change in its business strategy and taken certain actions to reduce its overhead costs. The Company is providing minimal maintenance of its existing nVizx visualization products, and does not presently plan to introduce new versions of the product. The Company has discontinued its development projects. In September 2005, the Company terminated its use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, terminated its development activity, terminated most of its personnel, and ceased marketing activities other than maintaining an Internet web store. The Company plans to explore business development opportunities including possibly merging with another company. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of December 31, 2006.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses also include severance and other wage related expenses due to former employees. At December 31, 2006 and March 31, 2006, accrued expenses consisted of the following:

	December 31, 2006	March 31, 2006
Accrued severance and termination obligations	$468,523	$561,111
Accrued Russian programming closing costs	43,000	43,000
Audit	37,000	40,000
Accrued vacation and wages	7,959	11,555
Miscellaneous	27,417	27,427
	$583,899	$683,093

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

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 and $150,000 for the three and nine months ended December 31, 2006 and 2005, respectively. Accounts payable includes $350,666 owed under these agreements.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $0 and $10,486 for its office space under a sublease with Ener1 Group, Inc. for the three and nine months ended December 31, 2006 and $15,806 and $46,634 for the three and nine months ended 2005, respectively. In the period ended March 31, 2006 (“fiscal 2006”), related parties reimbursed the Company for the time spent by one of its employees for patent and research work in the amount of $0 and $2,280 for the three and nine months ended December 31, 2005. General and administrative expenses include legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amount of $1,500 and $9,200 for the three and nine months ended December 31, 2005.

During fiscal 2006, the Company worked with Russia-based scientists and programmers who were employed by Splinex Outsourcing LLC, a Russian company. During the three months ended December 31, 2005, the Company paid $120,207 to Splinex Outsourcing of which $40,207 was paid through ANTAO And $80,000 was paid through Ener1 Group.

Effective January 27, 2006, the Company’s President, Mr. Herlihy, began performing services for Ener1, Inc. including serving as its Chief Financial Officer from January 27, 2006 through October 16, 2006 in addition to his continuing role at Splinex. Splinex is paying $60,000 and Ener1 is paying $190,000 of Mr. Herlihy’s $250,000 annual salary. Mr. Herlihy dedicated substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex.

NOTE 7. DEBT DUE TO RELATED PARTIES

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement, the Bzinfin Loan, with the Company under which the Company borrowed $2,550,000 in aggregate principal through March 31, 2006. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company has requested but not formally received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. Accrued interest at December 31, 2006 was $223,332.

At December 31, 2006, the Company had borrowed $677,331 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs. Accrued interest at December 31, 2006 was $28,061.

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

Lease Commitments

Effective April 1, 2004, the Company assumed the rights and obligations under a sublease agreement for its office facility that the Predecessor entered into in October 2003. The sublease agreement expires on February 28, 2008. A subtenant assumed the lease obligations to Ener 1 Group on June 1, 2006, and the Company has no further office lease obligations.

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

Since Inception, we have operated in a development phase typical of a software company and have focused on developing technologies and products and securing intellectual property rights while we develop relationships with potential customers and resellers. Our corporate activities to date have included raising capital, strategic and business planning, completing the registration of our securities with the Commission, and retaining executive management. In September 2005, we discontinued our development activity, terminated most of our personnel, and ceased marketing activities other than maintaining an Internet web store. We plan to explore business development opportunities including possibly merging with another company. We have minimal sales and no sales contracts and are considered to be in the development stage as of December 31, 2006.

We began activity October 28, 2003 (Inception). Effective April 1, 2004, our Predecessor reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us. Our financial statements include the accounts of Splinex Technology Inc. and our Predecessor, and all material intercompany transactions have been eliminated.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We are in the development stage and have had minimal revenues since Inception. Management recognizes that we must raise capital sufficient to fund start up, development and marketing activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals. Management’s plans include continuing efforts to find an appropriate merger partner, borrowing funds from Ener1 Group, and raising additional capital.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, we had had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with us through common ownership (the “Bzinfin Loan”). We borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. Loans under this agreement must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. We requested but have not formally received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. From October 2005 through December 31, 2006, we borrowed $677,331 from Ener1 Group, Inc. under a demand note; we borrowed an additional $13,000 from Ener1 Group, Inc. through February 16, 2007.

We borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while we pursue such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of our core technologies. We do not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until we have been able to implement our business development further.

Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Plan of Operation

During the period from Inception on October 28, 2003 through October 1, 2004, our research and development activities were primarily directed towards developing core technologies and software libraries that could be used in various applications and market segments.

During the period from October 1, 2004 through August 2005, we directed most of our software development activities to developing and releasing a commercial version of our software product called nVizx, the first versions of which were designed for use with Mathematica and Maple, two third-party technical computing software programs published by Wolfram Research Inc. and Waterloo Maple, Inc., respectively. Mathematica and Maple are programs used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation.  nVizx is an add-on (i.e., a product sold separately and used in connection with the technical computing software) software program that allows users to visualize sophisticated and complex multi-dimensional data and objects faster and with greater control and detail than is currently possible.

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

Using our core software libraries, we have the capability to develop additional versions of nVizx as visualization add-ons for other technical computing software products similar to Mathematica and Maplesoft.  However, due to low product sales, we intend to make available for purchase our existing nVizx visualization products, but do not presently plan to introduce new versions of the product or upgrades. We may explore alternative uses of our existing technology through licensing or other business development activities. We may pursue acquisitions of, or joint ventures with, companies that can benefit from our technology.

On December 13, 2005, we signed a letter of intent to acquire EnerSoft, Inc. (“EnerSoft”), a privately held technology company that specializes in the development of video processing filters, signal and imaging processing and video compression technologies. Ener1 Group, Inc., a company affiliated with our Company by common ownership and common control, owns 95% of the equity of EnerSoft. EnerSoft is a development stage software company with no assets or revenues. We discontinued further due diligence activities and negotiations related to EnerSoft in May 2006.

At December 31, 2006, we had cash of $3,665 and negative working capital of $4,876,384.  Through employee terminations, the termination of our use of software development services previously provided to us by Splinex Outsourcing, Inc., and implementation of other expense controls, we have reduced our average monthly cash expenses to less than $50,000. We are currently dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. We do not anticipate receiving funding sufficient to pay our past due obligations, including severance obligations, until we have been able to implement our business development plans further.

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

As of December 31, 2006, we have no material planned capital expenditures.

Results of Operations for the Three Month Period Ended December 31, 2006

We incurred a loss of $138,897 or $(0.00) per share, for the three months ended December 31, 2006, compared to a loss of $248,113, or $(0.00) per share in the prior year quarter. Weighted average shares outstanding were 100,757,770 and 100,680,964 for the three months ended December 31, 2006 and 2005, respectively. Operations for the three months ended December 31, 2005 and December 31, 2006 reflect the termination of a substantial part of our software development team and reduced administrative overhead costs and marketing expenditures due to limited funds available for operations.

Operating expenses, consisting entirely of general and administrative expenses, were $99,652 for the three months ended December 31, 2006. Operating expenses of $214,890 for the three months ended December 31, 2005 included $5,448 for sales and marketing expenses, $164,092 for general and administrative expenses and $45,350 for research and development costs. Interest expenses increased to $40,097 for the three months ended December 31, 2006 from $34,130 in the three months ended December 31, 2005 due to additional loans from Ener1 Group. Interest under the Bzinfin Loan is due at maturity in February 2007. We requested but not formally received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007.

General and administrative expenses for the three months ended December 31, 2006 included wages and benefits of $15,812, consulting fees of $50,000 payable to a director, Dr. Novak and, a related party, Mike Zoi; audit fees of $9,000; and insurance costs of $17,683. General and administrative expenses for the three months ended December 31, 2005 included wages and benefits of $41,747, consulting fees of $50,000 paid to a director, Dr. Novak and, a related party, Mike Zoi; legal expenses of $7,898, of which $1,500 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel, who is also an officer of Ener1 Group; audit fees of $6,140; insurance costs of $21,328; and rent of $15,806.

Research and development expenses for the three months ended December 31, 2005 primarily consisted of $42,630 for wages and benefits paid to U.S. based programmers. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers.

Results of Operations for the Nine Month Period Ended December 31, 2006

We incurred a loss of $463,118, or $0.00 per share for the nine months ending December 31, 2006 compared to a loss of $2,039,817, or $(0.02) per share, for the nine months ended December 31, 2005. Operating expenses of $1,951,372 for the nine months ended December 31, 2005 included $195,567 for sales and marketing expenses, $1,122,252 for general and administrative expenses, and $633,553 for research and development costs.

There were no sales and marketing expenses for the nine months ended December 31, 2006. Sales and marketing expenses for the nine months ended December 31, 2005 consisted primarily of wages and benefits of $96,064 and direct mail advertising expenses of $71,338.

General and administrative expenses for the nine months ended December 31, 2006 included wages and benefits of $50,622; consulting fees of $150,000 payable to a director and a related party, Mike Zoi; audit fees of $43,000; insurance costs of $60,726; and amortization of accounting software license fees of $42,064. General and administrative expenses for the nine months ended December 31, 2005 included severance expense of $404,960; wages and benefits of $235,711; consulting fees of $150,000 paid to a director and to a related party; legal expenses of $70,596, of which $9,200 was payable to Ener1 Group to reimburse Ener1 Group for the services of our general counsel; audit fees of $55,083; insurance costs of $63,343; and rent of $46,634.

Research and development expenses for the nine months ended December 31, 2006 are for wages and benefits of a programmer whose employment was terminated in July 2006. Research and development expenses for the nine months ended December 31, 2005 included $444,591 for wages and benefits paid to U.S. based programmers; $156,207 for wages and administrative costs of our Russian-based scientists and programmers; and $20,570 paid to software consultants. In September 2005, we terminated or accepted resignations from certain members of our U.S. development team and terminated the software development services of our Russian programmers.

Related parties reimburse us for the time spent by one of our employees for patent and research work; as a result, our research and development wages and benefits are net of reimbursements of $2,280 for the nine months ended December 31, 2005.

 Liquidity and capital resources

At December 31, 2006, we had negative working capital of $4,876,384 and cash of $3,665, and we have no further borrowing availability under the Bzinfin Loan. Approximately $3,968,000 of the $4,880,000 of current liabilities are due to related parties, and the remainder of our current liabilities are due to vendors and former employees under severance or other obligations which amounts are significantly past due.

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

Since September 2005, we have implemented a change in our business strategy and taken certain actions to reduce our overhead costs. We are providing minimal maintenance of our existing nVizx visualization products, and do not presently plan to introduce new versions of the product. We have discontinued our development projects. In September 2005, we terminated our use of software development services previously provided to us by Splinex Outsourcing, Inc., a Russian outsourcing company, terminated our development activity, terminated most of our personnel, and ceased marketing activities other than maintaining an Internet web store. We plan to explore business development opportunities including possibly merging with another company. We have minimal sales and no sales contracts and are considered to be in the development stage as of December 31, 2006.

We borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while we pursue such alternatives, which could include acquisitions of or joint ventures with companies that could benefit from certain of our core technologies. We do not anticipate receiving funding from Ener1 Group, Inc. sufficient to pay past due obligations including severance obligations until we have been able to implement our business development further. From October 2005 through December 31, 2006, we borrowed $677,331 from Ener1 Group, Inc. under a demand note; we borrowed an additional $13,000 from Ener1 Group, Inc. through February 16, 2007.

Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. The Company has requested but not formally received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007.

In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, we will continue to have difficulty meeting current and long-term obligations.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at December 31, 2006.

Off-balance sheet arrangements

At December 31, 2006, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

During the quarter ended December 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Splinex Technology Inc. Registrant

Date: February 20, 2007	By:	/s/ Gerard A. Herlihy
Name: Gerard A. Herlihy
Title: President and Chief Financial Officer