Form 10KSB
period 2007-03-31
Splinex Technology Inc.
filed 2008-01-11
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec. 229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The Company’s revenues for fiscal year ended March 31, 2007 were $1,793.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting common equity held by non-affiliates was $208,035 based upon the last traded price of $0.08 per share on November 23, 2007.

At December 18, 2007, the number of shares outstanding of the issuer’s common stock was 100,757,770 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPLINEX TECHNOLOGY INC.
Form 10-KSB
For the Year Ended March 31, 2007

PART I

Item 1. Description of Business

Overview

In 2004, we began developing visualization software, and commenced selling the software in 2005. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations. In July 2007, Ener1 Group, Inc. stopped funding our operations and we stopped paying our remaining executive employee. In August and September 2007, two of our three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

In December 2007, a related party structured a transaction that provided funds to us to settle our existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the company, and gave Splinex LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”). We expect our controlling shareholders to direct Splinex to acquire one or more companies, although no definitive purchase agreements have yet been signed. The actions taken to restructure the company are described in the following paragraph.

In December 2007, Bzinfin, S. A., a company that is affiliated with the Company through common ownership, agreed to loan Splinex LLC up to $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik. The exchange of shares for the debt will occur after a qualified transfer agent has been retained. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement.

On December 21, 2007, the Company agreed to revised payment amount and terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. The Company has reached settlement agreements with substantially the majority of all remaining creditors. Upon completion of the restructuring transactions above, Splinex LLC will elect a new board of directors for Splinex Technologies Inc. and retain new financial and operating management.  The owners and members of Splinex LLC intend to acquire one or more companies, although no definitive purchase agreements have yet been signed. Any potential acquisition would be financed primarily with new shares of Splinex, and therefore would result in substantial dilution to the existing shareholders.

History of Splinex

Splinex was originally formed to create and license software which it developed that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. The targeted end-users of our software products were mathematicians, scientists, graphic designers or digital artists working on complex, graphical three-dimensional problems. The software was expected to provide greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical and artistic precision in representing, multi-dimensional mathematical objects and information.

Since October 28, 2003 (“Inception”), we operated in a development phase typical of a software company and focused on developing technologies and products and securing intellectual property rights while we developed relationships with potential customers and resellers. We were organized under the laws of the State of Delaware in February 2004 to conduct the business and operations of Splinex, LLC (“Predecessor”). Effective April 1, 2004, our Predecessor reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us under a contribution agreement. Our corporate activities to date included raising capital, strategic and business planning, completing the registration of our securities with the U. S. Securities and Exchange Commission (the “Commission”), and retaining executive management. Our financial statements include the accounts of Splinex Technology Inc. and our Predecessor, and all material inter-company transactions have been eliminated. We have minimal sales and no sales contracts and are considered to be in the development stage as of March 31, 2007.

Although the software was technologically successful, Splinex has been unable to generate any significant sales of the product due in part to a lack of funds for marketing and promotion. In addition, a value added reseller of our product was unable to generate significant sales of the product. In September 2005, we changed our business strategy and took certain actions to reduce our overhead costs. We eliminated maintenance of our nVizx™ visualization products. We discontinued our development projects, technical support and customer service. We terminated our use of software development services previously provided to us by Splinex Outsourcing, Inc., a Russian outsourcing company; terminated or accepted resignations from most of our personnel, certain executives, and managers; and ceased marketing activities. In July 2007, Ener1 Group, Inc. stopped funding our operations and stopped paying our remaining executive employee. In August and September 2007, two of our three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

We have engaged in discussions with several potential merger partners, but to date have been unable to reach agreement on terms for a merger primarily because we have been unable to reach a satisfactory settlement of certain obligations due to former employees and a service supplier. We have no formal agreements to merge with another company, and expect that Splinex LLC, the controlling shareholder, will direct Splinex to find an appropriate merger partner and complete a merger after completion of the Splinex Restructuring. Based upon terms available in the financial markets for mergers of companies similar to our Company, investors should expect substantial dilution to their existing investment. If the Company did not complete the Splinex Restructuring, it was likely that the Company would discontinue operations and cease to do business.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. In addition, the Company had borrowed $2,550,000 under a revolving loan agreement with Bzinfin (the “Bzinfin Loan”). Loans under this agreement were due on February 7, 2005. We received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007, and the note is now due and payable.

The Company borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while we pursue alternatives, which could include acquisitions of or joint ventures with companies that could benefit from our core technologies. The Company ceased receiving funding from Ener1 Group, Inc. effective July, 2007. As of March 31, 2007, the Company had borrowed $739,431 from Ener1 Group, Inc. under a demand note that bears interest at an annual rate of 5% payable at maturity. Ener1 Group is controlled by Bzinfin.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We have no remaining funds available under either our revolving loan agreement or from Ener1 Group, Inc. and have no funding available to pay for our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2007 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

The Company

We began activity on October 28, 2003. We were organized to conduct the business and operations of our Predecessor. Effective April 1, 2004, our Predecessor reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us.

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

Our principal executive offices are located at 500 W. Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309. Our telephone number is (954) 556-4020.

Our Business

The following is a discussion of our business and products developed from inception. We are no longer developing or selling these products, and it is unlikely that any of our potential merger partners would continue pursuing these lines of business.

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

Principal Product

Our principal product was nVizx, a software program that allows users to visualize sophisticated and complex multi-dimensional data and objects faster and with greater control and detail than was previously possible with other products. The first versions of nVizx were add-ons (i.e., a product sold separately and used in connection with the technical computing software) which were released for use with Mathematica and Maple, two third-party technical computing software programs published by Wolfram Research Inc. (“WRI”) and Waterloo Maple, Inc., respectively. Mathematica and Maple are programs used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation.

Distribution

All of our products were marketed and sold on the Internet through our website where they were also made available for download and limited free trial. Also, under the Reseller Agreement in effect until August 2007, our nVizx v1.5 for Maplesoft product became available for sale in June 2005 through Maplesoft’s distribution channels including their web store, their direct sales force and their worldwide network of resellers.

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

Customer service and support and training

We no longer offer technical support and customer service. Our software sold was accompanied by a thorough user guide. We held webinars (web-based training sessions) from March through August 2005.

Our intellectual property

We consider our intellectual property to have minimal value. We registered some of our product names and logos in the United States and internationally, if we determined that such registration was prudent. To protect our proprietary information we rely primarily on a combination of patent and trademark protection, anti-piracy measures, copyrights, trade secret and confidentiality procedures, and contractual confidentiality provisions. We also use contractual provisions to protect many of our intellectual property rights. We required employees, consultants and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements. We required all employees and consultants to sign invention assignment agreements.

Research and development

Our research and development expenses were $0 and $661,994 for the years ending March 31, 2007 and 2006, respectively, or 0% and 31% of our fiscal year 2007 and 2006 operating costs. Until their curtailment in September 2005, our research and development activities, which consisted primarily of computer programming development, were conducted by scientists and mathematicians at our facilities in Fort Lauderdale, Florida and by software engineers, scientists, mathematicians and graphic designers employed by Splinex Outsourcing, LLC, a Russian limited liability company located in Ekaterinberg, Russia.

We began working with Russia-based programmers in October, 2003. Initially, the expenses of our Russian operations were paid on our behalf by a Russian consultant who handled administrative matters for us in Russia. We agreed to pay this consultant $20,000 per month to fund our Russian operations, including all costs associated with our development efforts in Russia, including wages and benefits paid to Russian personnel, rent and computer-related expenses. We agreed to increase this amount to $24,000 per month in January 2004. In March 2004, the consultant formed Splinex Outsourcing to handle administrative and employment matters in connection with our Russian operations. Splinex Outsourcing generally seeks to enter into invention assignment, consulting and other agreements with the employees, consultants, contractors and vendors involved in our development efforts in Russia as necessary to secure our intellectual property rights. In July 2004, the Russian consultant became an employee in our Fort Lauderdale offices, and his employment was terminated in September 2005.

Our Customers

We targeted sales of our products and services to Mathematica and MapleSoft users. We offered our product for sale on our Internet web store and through the Reseller Agreement until August, 2007. Our products are used by end-users who create sophisticated computational and analytical models, digital content, or manage 3D information.  Potential customers in this market segment include mathematics, science and engineering educational institutions and students.

If the Company had additional funding for development, other additional markets for derivatives of our product include software used for visualization of images in medical imaging, geomatics imaging, terrestrial imaging, metrological imaging, entertainment imaging, seismic and sonar scan arrays imaging and national security & military imaging.

Employees

At December 18, 2007, one part time unpaid employee continues to perform duties as needed. Full salaries have not been paid to any employees since May 20, 2007. None of our employees were represented by a collective bargaining agreement.

Item 2. Description of Property

Until June 1, 2006, we subleased approximately 4,000 square feet of office and research and development space at 550 West Cypress Creek Road, Suite 410, Fort Lauderdale, Florida, from an affiliated company, Ener1 Group. Our sublease of this property expires on February 28, 2008. We paid $62,363 annually to Ener1 Group under this sublease, and we believe this property was adequately covered by insurance. We vacated the space as a result of restructuring activities on June 1, 2006, and shared space thereafter at the offices of Ener1 Inc. at 500 West Cypress Creek Road, Suite 100. We currently have no facility requirements other than storage, which is being provided at Ener1 Group. Additional space is readily available in the area on reasonable terms if we determine there is a need for additional space.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings.

Item 4. Submission of Matters to Vote

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

At November 30, 2007, the number of shares outstanding of the issuer’s common stock was 100,507,770 shares. There was no established public trading market for our common stock prior to July 2005. The approximate number of record holders of our common stock at November 30, 2007, was 200. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The principal market for our stock was the Pink Sheets LLC. On November 23, 2007, the price of our common stock last traded at $0.08 per share.

The following table sets forth the high and low prices for our common stock for the period indicated as reported by the OTC Electronic Bulletin Board or the Pink Sheets LLC. No shares were reported traded before July 7, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low

2006	September 30, 2005	$0.51	$0.05
	December 31, 2005	$0.51	$0.25
	March 31, 2006	$0.25	$0.06
2007	June 30, 2006	$0.20	$0.03
	September 30, 2006	$0.05	$0.03
	December 31, 2006	$0.18	$0.08
	March 31, 2007	$0.13	$0.08

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock.

Plan Shares Outstanding

The following table sets forth information with respect to our equity compensation plan approved by our security holders and equity compensation plans not approved by security holders. The information in this table is as of December 18, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders.	300,000	$0.10	4,700,000 (1)

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

None.

Item 6. Management’s Discussion and Analysis or Plan of Operations

This Annual Report on Form 10-KSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: the possible merger of the Company.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; our ability to negotiate successfully settlement of debt obligation; our ability to find a suitable merger partner;, legal and regulatory issues; and, changes in accounting policies or practices.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements.

The following discussion should be read in conjunction with our other filings with the Commission and the consolidated financial statements and related notes included in this Annual Report.

Plan of Operation

In 2004, we began developing visualization software, and commenced selling the software in 2005. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations. In July 2007, Ener1 Group, Inc. stopped funding our operations and we stopped paying our remaining executive employee. In August and September 2007, two of our three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

In December 2007, a related party structured a transaction that provided funds to us to settle our existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the company, and gave Splinex LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”). We expect our controlling shareholders to direct Splinex to acquire one or more companies, although no definitive purchase agreements have yet been signed. The actions taken to restructure the company are described in the following paragraph.

In December 2007, Bzinfin, S.A., a company that is affiliated with the Company through common ownership, agreed to loan Splinex LLC up to $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. The shares will be issued upon the appointment of a new transfer agent for the Company, which is expected in January 2008. The exchange of shares for the debt will occur after a qualified transfer agent has been retained. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. The Company has reached settlement agreements with substantially the majority of all remaining creditors. Upon completion of the restructuring transactions above, TGR will elect a new board of directors and retain new financial and operating management.  The owners and members of TGR intend to acquire one or more companies, although no definitive purchase agreements have yet been signed. Any potential acquisition would be financed primarily with new shares of Splinex, and therefore would result in substantial dilution to the existing shareholders.

At March 31, 2007, we had cash of $251 and negative working capital of $4.8 million. We have terminated all employees, and have eliminated all monthly cash expenses. We were dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. The Company stopped receiving funding effective July, 2006.

Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We have no remaining funds available under our revolving loan agreement and are dependent upon Ener1 Group, Inc. to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2007 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that the Splinex Restructuring, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

During the period from Inception through October 1, 2004, our research and development activities were primarily directed towards developing core technologies and software libraries that could be used in various applications and market segments.

During the period from October 1, 2004 through August 2005, we directed most of our software development activities to developing and releasing a commercial version of our software product called nVizx, the first versions of which were designed for use with Mathematica and Maple, two third-party technical computing software programs published by Wolfram Research Inc. and Waterloo Maple, Inc., respectively. Mathematica and Maple are programs used for advanced mathematical functions and problem solving, such as numeric and symbolic computation plus interactive document creation.  nVizx is an add-on (i.e., a product sold separately and used in connection with the technical computing software) software program that allows users to visualize sophisticated and complex multi-dimensional data and objects faster and with greater control and detail than is currently possible. The first version of nVizx v1.0 for Mathematica was commercially released and made available for purchase in March 2005.  nVizx v1.5 for Maplesoft was commercially released and made available for purchase in June 2005. We did not have significant sales of either product, and did not have sufficient funds to market the product to achieve higher sales. We have ceased marketing efforts. We have ceased development efforts.

The Company has been unable to generate any significant sales of the product due in part to a lack of funds for marketing and promotion. In addition, a value added reseller of our product was unable to generate significant sales of the product. In September 2005, we changed our business strategy and took certain actions to reduce our overhead costs. We eliminated maintenance of our nVizx™ visualization products. We discontinued our development projects, technical support and customer service. We terminated our use of software development services previously provided to us by Splinex Outsourcing, Inc., a Russian outsourcing company; terminated or accepted resignations from most of our personnel, certain executives, and managers; and ceased marketing activities. In July 2007, Ener1 Group, Inc. stopped funding our operations and stopped paying our remaining executive employee. In August and September 2007, two of our three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, non-paid executive continues to perform duties as necessary.

We have engaged in discussions with several potential merger partners, but to date have been unable to reach agreement on terms for a merger primarily because we have been unable to reach a satisfactory settlement of certain obligations due to former employees and a service supplier. We have no formal agreements to merge with another company, and expect that Splinex LLC, the controlling shareholder, will direct Splinex to find an appropriate merger partner and complete a merger after completion of the Splinex Restructuring. Based upon terms available in the financial markets for mergers of companies similar to our Company, investors should expect substantial dilution to their existing investment. If the Company did not complete the Splinex Restructuring, it was likely that the Company would discontinue operations and cease to do business.

As of March 31, 2007, we have no material planned capital expenditures.

Results of Operations for the Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006

We incurred a loss of $361,061, or $0.00 per share, for the year ended March 31, 2007 (“fiscal 2007”) compared to a loss of $2,263,329, or $0.02 per share, for the year ended March 31, 2006 (“fiscal 2006”). Our total operating expenses for fiscal 2007 were $371,217. Our total operating expenses for fiscal 2006 were $2,138,323. Interest expenses in fiscal 2007 were $158,881 compared to fiscal 2006 interest expense of $126,977. Our operating expenses decreased significantly during fiscal 2007 as we terminated product development activities and related personnel and terminated our remaining workforce.

Operating expenses in fiscal 2007 included $371,217 for general and administrative expenses. Operating expenses in fiscal 2006 included $196,018 for sales and marketing expenses, $1,280,311 for general and administrative expenses, and $661,994 for research and development costs.

There were no sales and marketing expenses in fiscal 2007. Sales and marketing expenses in fiscal 2006 consisted primarily of wages and benefits of $96,064, advertising and promotional expenses of $73,804, and web store development and ecommerce costs of $19,283. General and administrative expenses for fiscal 2007 included wages and benefits of $68,696; consulting fees of $150,000 payable to a director, Dr. Novak, and a related party, Mike Zoi; audit fees of $45,647; insurance costs of $89,897; rent of $11,575; and amortization of accounting software license fees of $42,064. General and administrative expenses for fiscal 2006 included wages and benefits of $261,612; consulting fees of $200,000 paid to a director, Dr. Novak and a related party, Mike Zoi; severance costs related tot the departure of the chief executive officer of $404,960; travel and related costs of $4,402; audit fees of $62,583; legal expenses of $79,046, of which $9,200 was payable to Ener1 Group to reimburse it for the services of our general counsel, who is also an officer of Ener1 Group; information technology; rent of $62,363; insurance costs of $84,538; and depreciation of $34,910.

There were no research and development expenses for fiscal 2007. Research and development expenses for fiscal 2006 included $473,032 for wages and benefits paid to U.S.-based programmers; $156,207 for wages and administrative costs of our Russian-based scientists and programmers; $20,570 paid to software consultants; and $10,000 for immigration and employee relocation costs. We terminated our use of software development services previously provided to the Company by Splinex Outsourcing, Inc., a Russian outsourcing company, and significantly reduced our software development team in the United States in September 2005. All remaining software development activities ceased during the year.

Other income of $167,244 relates to the settlement for less than face value of certain obligations to suppliers and former employees.

 Liquidity and capital resources

At March 31, 2007, we had negative working capital of $4,772,610 and cash of $251 and we have no further borrowing availability under the Bzinfin Loan. The Company ceased receiving funding from Ener1 Group effective July, 2006. We did not receive funding sufficient to pay past due obligations, including severance obligations, and attempted to negotiate settlements, not all of which were satisfied. Approximately $3.7 million of the $4.8 million of current liabilities are due to related parties, and the remainder of the current liabilities are due to vendors and former employees under severance or other obligations. The Company reached settlement agreements with the majority of the remaining creditors and former employees in December 2007.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at March 31, 2007.

Off-balance sheet arrangements

At March 31, 2007, we did not have any off-balance sheet arrangements, as defined in tem 303(c)(4)(2) of SEC Regulation S-B.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. Management is currently evaluating the impact of adopting FIN No. 48 on its financial position, cash flows, and results of operations.

In September 2006, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to be adjusted. While these errors may not be material if considered only in relation to the balance sheets, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in SAB No. 108 are being issued to address diversity in practice in quantifying financial misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Management is currently evaluating the impact of adopting SAB No. 108 but does not believe that following the guidance set forth in SAB No. 108 will have a material impact on its financial position, cash flows, and results of operations.

On February 16, 2006 the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management is currently evaluating the impact of adopting SFAS No. 155 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows, and results of operations.

On December 15, 2006 the SEC announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. This provision has been further extended to 2009. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Splinex Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Splinex Technologies, Inc. (a Development Stage Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended and for the period from October 28, 2003 (inception) through March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Splinex Technologies, Inc. as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended and from October 28, 2003 (inception) through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida
January 2, 2008

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	March 31, 2007
ASSETS
Current assets
Cash	$9,458	$251
Prepaid expenses and other	39,189	5,132
Total current assets	48,647	5,383

Property and equipment, net	7,340	-
Accounting software license	20,192	-
Other assets	9,881	-
Total assets	$86,060	$5,383

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	435,540	776,476
Note payable and accrued interest due to related party - Bzinfin	2,677,707	2,805,207
Accounts payable	563,006	557,120
Accrued expenses	683,093	500,927
Due to related parties	138,262	138,262
Total liabilities	4,497,608	4,777,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock ($.001 par value, 300,000,000 shares authorized and 100,670,270 and 100,757,770 shares issued and outstanding)	100,758	100,758
Treasury stock, at cost; 0 and 250,000 shares, respectively	(62,500)	(62,500)
Paid in capital	1,109,712	1,109,712
Deficit accumulated during the development stage	(5,559,518)	(5,920,579)
Total stockholders' deficiency in assets	(4,411,548)	(4,772,609)
Total liabilities and stockholders' deficiency in assets	$86,060	$5,383

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(October 28,
	Year	Year	2003)
	Ended	Ended	Through
	March 31, 2006	March 31, 2007	March 31, 2007
Net sales	$1,971	$1,793	$3,813

Operating Expenses
Sales and marketing	196,018	-	561,296
General and administrative	1,280,311	371,217	3,557,435
Research and development	661,994	-	1,984,516
Total operating expenses	2,138,323	371,217	6,103,246
Costs of merger and registration	-	-	512,321
Total expenses	2,138,323	371,217	6,615,567
Loss from operations	(2,136,352)	(369,424)	(6,611,754)

Other income (expense)
Other income from settlements	-	167,244	167,244
Interest expense, net	(126,977)	(158,881)	(298,916)
Total other income and expense	(126,977)	8,363	(131,672)
Loss before income taxes	(2,263,329)	(361,061)	(6,743,426)
Income taxes	-	-	-
Net loss	$(2,263,329)	$(361,061)	$(6,743,426)

Net loss per basic and fully diluted share	$(0.02)	$(0.00)

Weighted average shares outstanding	100,582,154	100,757,770

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

							Deficit
							Accumulated	Total
						Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Development	Deficiency
	Shares	Amount	Shares	Amount	Stock	Capital	Stage	in Assets
Balance at March 31, 2005	-	-	100,670,270	$100,670	$-	$1,101,049	$(3,296,189)	(2,094,470)
Acquisition of treasury stock	-	-	-	-	(62,500)	-	-	(62,500)
Stock options exercised	-	-	87,500	88	-	8,663	-	8,751
Net loss	-	-	-	-	-	-	(2,263,329)	(2,263,329)
Balance at March 31, 2006	-	-	100,757,770	100,758	(62,500)	1,109,712	(5,559,518)	(4,411,548)
Net loss	-	-	-	-	-	-	(361,061)	(361,061)
Balance at March 31, 2007	-	$-	100,757,770	$100,758	$(62,500)	$1,109,712	$(5,920,579)	$(4,772,609)

See accompanying notes to consolidated financial statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(October 28,
	Year	Year	2003)
	Ended	Ended	Through
	March 31, 2006	March 31, 2007	March 31, 2007
Cash flows from operating activities:
Net loss	$(2,263,329)	$(361,061)	$(6,743,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,909	7,340	71,817
Executive compensation and other expenses paid with common stock	7,613	-	32,179
Non cash interest expense	126,007	158,004	292,251
Changes in operating assets and liabilities:			-
Prepaid expenses and other	(21,280)	53,417	(5,133)
Due to related parties	31,502	-	138,261
Deposits	-	9,881	-
Accounts payable	128,040	(5,884)	557,123
Accrued expenses	407,771	(182,166)	447,177
Total adjustments	714,562	40,592	1,533,675
Net cash used in operating activities	(1,548,767)	(320,469)	(5,209,751)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	22,878	831	-
Net cash used in investing activities	22,878	831	(79,429)

Cash flows from financing activities:
Note payable related party	1,279,000	310,431	3,289,431
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	1,279,000	310,431	5,289,431

Net increase (decrease) in cash	(246,889)	(9,207)	251
Cash at beginning of period	256,347	9,458	-
Cash at end of period	$9,458	$251	$251

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued in merger	$-	$-	$150,000
Costs of merger recorded as reduction in paid in capital	$-	$-	$(150,000)

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

Business Activity

In 2004, the Company began developing visualization software, and commenced selling the software in 2005. Due to lack of significant sales, the Company substantially reduced its workforce and overhead costs beginning in September 2005. The Company terminated its use of software development services previously provided to us by Splinex Outsourcing, Inc., a Russian outsourcing company; terminated or accepted resignations from our personnel, certain executives, and managers; and ceased marketing activities. From September 2005 through July 2007, Ener1 Group, Inc., a related party, began loaning the Company money to fund its operations. In July 2007, Ener1 Group, Inc. stopped funding the Company operations and the Company stopped paying its remaining executive employee. In August and September 2007, two of the three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

As further described in the Subsequent Events note, in December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave Splinex LLC a substantial majority of the outstanding common shares (the “Splinex Restructuring”). The Company expects its controlling shareholders to direct Splinex to acquire one or more companies, although no definitive purchase agreements have yet been signed.

The Company has minimal sales and no sales contracts and is considered to be in the development stage as of March 31, 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At March 31, 2007, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2007, the Company had no deposits in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised and 250,000 options expired during the year ended March 31, 2007. At March 31, 2007, the Company has 300,000 options outstanding under its plan, of which 187,500 options are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 7 years.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. An impairment loss of $20,000 and $0 was recorded during the fiscal years ended March 31, 2007 and 2006, related to accounting software licenses no longer in use.

Other Income

Other income reflects gains from settlement for less than face value of various obligations due to vendors and former employees.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals. Management’s plans include such alternatives as an acquisition or merger with a company.

The Company has been unable to generate any significant sales of the product due in part to a lack of funds for marketing and promotion. In addition, a value added reseller of its product was unable to generate significant sales of the product. In September 2005, the Company changed its business strategy and took certain actions to reduce its overhead costs. The Company terminated its use of software development services previously provided by Splinex Outsourcing, Inc., a Russian outsourcing company; terminated or accepted resignations from most of its personnel, executives, and managers; and ceased marketing activities. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned the Company money to fund its operations. In July 2007, Ener1 Group, Inc. stopped funding the Company operations and stopped paying its remaining executive employee. In August and September 2007, two of the three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

As described in Note 13 - Subsequent Events, in December 2007, a related party structured a transaction that provided funding to the Company to settle existing debts of the Company at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave Splinex LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”). The Company expects the Company’s controlling shareholders to direct the Company to acquire or merge with one or more companies, although no definitive purchase agreements have yet been signed.

The Company has engaged in discussions with several potential merger partners, but to date has been unable to reach agreement on terms for a merger primarily because the Company had been unable to reach a satisfactory settlement of certain severance and trade obligations. The Company has no formal agreements to merge with another company, and expects that Splinex LLC, the controlling shareholder, will direct Splinex to find an appropriate merger partner and complete a merger after completion of the Splinex Restructuring. If the Company did not complete the Splinex Restructuring, it is likely that the Company would discontinue operations and cease to do business.

In accordance with the funding provisions in the Predecessor’s operating agreement, certain members of the Predecessor contributed capital of $2,000,000 to the Predecessor. As of July 27, 2005, the Company had borrowed $2,500,000 under a $2,500,000 revolving loan agreement with Bzinfin, S. A., a company that is affiliated with the Company through common ownership (the “Bzinfin Loan”). The Company borrowed an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions. Loans under this agreement must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. The loan is currently in default.

The Company borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while we pursue alternatives, which could include acquisitions of or joint ventures with companies that could benefit from our core technologies. The Company ceased receiving funding from Ener1 Group, Inc. effective July 2007. From October 2005 through March 31, 2007, the Company borrowed $739,431 from Ener1 Group, Inc., under a demand note that bears interest at an annual rate of 5% payable at maturity.

Management believes that actions presently being taken, as described herein, provide the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment is visual communication software products and services. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and 2007:

	2006	2007
Office and computer equipment	$40,225	$4,000
Computer software	26,308	-
	66,533	4,000
Less accumulated depreciation	(59,193)	(4,000)
	$7,340	$-

Depreciation expense was $7,340 and $34,910 for the fiscal years ending March 31, 2007 and 2006, respectively. Computer equipment and software no longer in service were considered disposed at March 31, 2007.

.NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or paid by the Company. Accrued expenses also include severance and other wage-related expenses due to former employees. At March 31, 2006 and 2007, accrued expenses consisted of the following:

	March 31, 2006	March 31, 2007
Accrued severance and termination obligations	$561,111	$467,416
Accrued Russian programming closing costs	43,000	-
Audit	40,000	24,000
Accrued vacation and wages	11,555	9,511
Miscellaneous	27,427	-
	$683,093	$500,927

NOTE 6. STOCKHOLDERS’ EQUITY

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

NOTE 7. STOCK OPTIONS AND STOCK GRANTS

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

During the year ending March 31, 2006, 5,437,500 shares expired or were forfeited, and 87,500 shares were exercised. No options were granted during fiscal 2006. During the year ending March 31, 2007, 250,000 shares expired or were forfeited. No options were granted during fiscal 2007.

The following table summarizes the changes in stock options for the two years ending March 31, 2007.

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term	Intrinsic Value
Outstanding at March 31, 2005	6,325,000	$0.24	9.8
Granted	-
Exercised	(87,500)	$0.10
Forfeited or expired	(5,437,500)	$0.23
Outstanding at March 31, 2006	800,000	$0.10	8.8	$-
Granted	-
Exercised	-
Forfeited or expired	(250,000)	$0.10	7.8
Outstanding at March 31, 2007	550,000	$0.10	8.8	$-
Vested or expected to vest at March 31, 2006	300,000	$0.10	8.8	$-
Exercisable at March 31, 2006	300,000	$0.10	8.8	$-
Vested or expected to vest at March 31, 2007	412,500	$0.10	7.8	$-
Exercisable at March 31, 2007	412,500	$0.10	7.8	$-

During the quarter ending March 31, 2005, the Company adopted the provisions of SFAS No. 123 for accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. No options were granted in fiscal 2006 or 2007.

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

NOTE 8. LONG TERM DEBT DUE TO RELATED PARTY

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement, the Bzinfin Loan, with the Company under which the Company borrowed $2,550,000 in aggregate principal through March 31, 2006. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. The loan is in default as of July 1, 2007. No principle or interest payments have been made. Accrued interest at March 31, 2007 was $255,207.

At March 31, 2007, the Company had borrowed $739,431 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs. Accrued interest at March 31, 2007 was $37,045.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At March 31, 2007 and 2006, the Company had cumulative federal net operating loss carry forwards (NOL) of approximately $5.4 million and $5.0 million, respectively. The Company has never filed Federal tax returns, and may be subject to certain fines and penalties. The NOL expires beginning in December 2025 Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

The net provision (benefit) for income taxes consisted of the following at March 31, 2006 and 2007:

	2006	2007
Current Federal income taxes	$-	$-
Deferred income tax benefit	(850,000)	(215,000)
Change in valuation allowance	850,000	215,000
Total income tax provision	$-	$-

Significant components of the Company's deferred tax assets at March 31, 2006 and 2007 are as follows:

	2006	2007
Net operating loss carryforwards	$1,635,000	$1,930,000
Accrued compensation and other	260,000	180,000
	1,895,000	2,110,000
Valuation allowance for deferred tax assets	(1,895,000)	(2,110,000)
Net deferred tax asset	$-	$-

A reconciliation between actual income taxes and amounts at March 31, 2006 and 2007 computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

	2006	2007
U. S. Federal statutory rate on loss before income taxes	34.0%	34.0%
State income tax, net of federal tax benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-37.6%
Total income tax provision	0.0%	0.0%

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

NOTE 10. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses for the years ended March 31, 2007 and 2006 include consulting fees under these agreements of $150,000 and $200,000, respectively. Accounts payable includes $150,000 and $184,000 due to the related party consultants at March 31, 2007 and March 31, 2006, respectively. These consulting agreements were terminated effective December 31, 2006.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control. Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense for its office space under a sublease with Ener1 Group, Inc. in the amounts of $11,575 and $62,263 for the years ended March 31, 2007 and 2006, respectively. No further rent expenses were incurred after December 31, 2006.

Related parties reimbursed the Company for the time spent by one of its employees for patent and research work; as a result, administrative wages and research and development wages are net of reimbursements of $0 and $17,160, for the years ended March 31, 2007 and 2006, respectively. General and administrative expenses included legal expenses payable to Ener1 Group, Inc. for the services of an Ener1 Group employee who serves as the Company’s general counsel in the amount of $0 and $9,200 for the years ended March 31, 2007 and 2006, respectively. Other administrative services were provided by personnel of Ener1, Inc. in the amount of $0 and $1,782 for the years ended March 31, 2007 and 2006.

During fiscal 2006, the Company worked with Russian-based scientists and programmers who were employed by Splinex Outsourcing LLC, a Russian company. During the year ending March 31, 2006, the Company paid $120,207 to Splinex Outsourcing LLC, of which $40,207 was paid through ANTAO and $80,000 was paid through Ener1 Group, Inc. In September 2005, the Company terminated the development work provided by Splinex Outsourcing.

Effective January 27, 2006, the Company’s President, Mr. Herlihy, began performing services for Ener1, Inc., including serving as its Chief Financial Officer from January 27, 2006 through October 16, 2006 and again as of November, 2007, in addition to his continuing role at Splinex. Splinex paid $60,000 and Ener1 paid $190,000 of Mr. Herlihy’s $250,000 annual salary through May 2007, at which time Splinex discontinued making salary payments to Mr. Herlihy. Mr. Herlihy dedicated substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex.

NOTE 11. ACQUISITION

On September 20, 2004, the sole stockholder of ANTAO, who is a member of Splinex, LLC, contributed the outstanding stock of ANTAO to the Company pursuant to his obligations under the Splinex, LLC operating agreement. ANTAO’s sole asset was cash of $2,509, which represents advances previously paid by the Company. This asset was offset by a liability of $2,509 for amounts due to Splinex Outsourcing LLC. The results of operations of ANTAO have been included in the consolidated results of operations of the Company from September 20, 2004. There was no financial activity in ANTAO during fiscal 2007.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Foreign subsidiary

The Company has outsourced computer programming to a company located in Ekaterinberg Russia. The Company may engage in outsourcing or other business operations in Russia again in the future. The Company’s operations in Russia are subject to significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, political, economic and legal risks associated with doing business in Russia, limitations on foreign currency transactions, and risks associated with evolving Russian laws on issues including creditor rights and intellectual property. The Company’s ability to develop products and earn revenues may be adversely affected by changes in the political, economic, legal and social conditions in Russia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, foreign currency transactions, and rates and methods of taxation, among other things.

Lease Commitments

Effective April 1, 2004, the Company assumed the rights and obligations under a sublease agreement for its office facility that the Predecessor entered into in October 2003. The sublease agreement was to have expired on February 28, 2008. The Company terminated the lease on June 1, 2006, and a subtenant assumed the lease obligations to Ener 1 Group on June 1, 2006. The Company has no further office lease obligations.

NOTE 13. SUBSEQUENT EVENTS

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable which will be exchanged for newly issued common shares of the Company, and gave Splinex LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”). The Company expects its controlling shareholders to direct Splinex to acquire one or more companies, although no definitive purchase agreements have yet been signed. The actions taken to restructure the company are described in the following paragraph.

In December 2007, Bzinfin agreed to loan Splinex LLC up to $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. The shares will be issued upon the appointment of a new transfer agent for the Company, which is expected in January 2008. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. As of December 20, 2007, the Company has reached settlement agreements with substantially the majority of all remaining creditors.

The following is a pro forma financial statement of the expected liabilities and stockholders’ equity assuming that the Splinex Restructuring is completed as described above:

	September 30, 2007	Pro Forma Balance Sheet December 31, 2007
ASSETS
Current assets
Cash	$66	$173,074
Total assets	$66	$173,074

LIABILITIES AND STOCKHOLDERS' EQUITY OR DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	818,856	-
Note payable and accrued interest due to related party - Bzinfin	2,868,957	-
Accounts payable	557,122	-
Accrued expenses	511,171	-
Due to related parties	138,262	-
Total current liabilities	4,894,368	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY OR DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares authorized and no shares issued and outstanding	-
Common stock ($.001 par value, 300,000,000 shares authorized and 100,757,770 shares issued and outstanding; 214,257,769 shares issued and outstanding pro forma after the Exchange Agreement)	100,758	214,257
Treasury stock, at cost; 250,000 shares	(62,500)	-
Paid in capital	1,109,712	5,247,259
Deficit accumulated during the development stage	(6,042,272)	(5,288,442)
Total stockholders' equity or deficiency in assets	(4,894,302)	173,073
Total liabilities and stockholders' deficiency in assets	$66	$173,073

Assumptions:

The above Pro Forma Balance Sheet at December 31, 2007 assumes:

1)	the Exchange Agreement is closed and shares are issued to debt holders.
2)	Treasury Shares are delivered to a former executive on or before January 31, 2008.
3)	All creditor obligations have been settled and all current vendor liabilities are paid.
4)	Includes estimated operations through December 31, 2007.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, consisting solely of our president who is also the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

During fiscal year 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: Other Information

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material affect on our company.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

In July 2007, the Company received notification form the OTC Bulletin Board that its shares would no longer trade on the Bulletin Board because the Company had failed to file its Form 10KSB by the required due date.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 10, 2007, Alexander Yarmolinsky, the financial expert and the sole member of the audit committee, resigned from the Board of Directors. On September 30, 2007, Curtis Wolfe resigned from the Board of Directors. No directors have been appointed to replace the resigned board members.

Changes in Control of Registrant.

On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by Mike Zoi, a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. The shares will be issued upon the appointment of a new transfer agent for the Company, which is expected in January 2008. The exchange of shares for the debt will occur after a qualified transfer agent has been retained. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. Upon completion of the restructuring transactions above, TGR will elect a new board of directors and retain new financial and operating management.

Default Upon Senior Securities

Effective April 1, 2004, Bzinfin, S. A., a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement with the Company under which the Company borrowed $2,550,000 in aggregate principal through September 30, 2005. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. The loan is in default as of July 1, 2007. No principal or interest payments have been made. Accrued interest at September 30 2007 was $318,956.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers

The following table sets forth information regarding our directors and executive officers.

Name	Age	Position	Director or Officer Since
Dr. Peter Novak	55	Chairman and Director	2004
Gerard Herlihy	55	President and Chief Financial Officer	2004

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

Gerard Herlihy has been our Chief Financial Officer since June 2004 and our President since September 2005. In February 2006, Mr. Herlihy was appointed Chief Financial Officer of Ener1, Inc. in addition to his current responsibilities at Splinex. In the year prior to joining our company, Mr. Herlihy provided accounting, financing and acquisition advisory consulting services to public and private companies. From 2001 through 2003, he was also the founder and chief executive officer of Putt Trak Inc., a vision systems software development company for sports training devices. From 1996 to 2000, Mr. Herlihy was chief financial and administrative officer of Williams Controls, Inc., a publicly-held manufacturer of sensors and controls. Mr. Herlihy held previous positions directing turnarounds in public and private companies and in investment banking and public accounting. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

Board composition

As of December 1, 2007, our board of directors currently consists of one member. The number of directors may change from time to time, solely as determined by resolution adopted by a majority of the board of directors. Our bylaws require a minimum of one director and allow a maximum of nine directors.

Currently, there is no one serving on the board who is a “financial expert” under the Commission’s standards and is “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies.

Committees of the board of directors

In December 2004, our board of directors established a Nominating and Compensation Committee and an Audit Committee.  Currently, there are no members of these committees.

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

Currently, the board of directors is serving as the audit committee.

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

Section 16(a) reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our company or written representations from certain reporting persons, each of our officers and directors and holders of more than 10% of our common stock timely filed the statement of changes in beneficial ownership on Form 4 or the statement of beneficial ownership on Form 3 pursuant to Section 16(a) during fiscal 2007. No Forms 3 or 4 were required during fiscal 2007. One beneficial owner of more than five percent of the Company stock has not filed a Form 3 from fiscal 2006.

Item 10. Executive Compensation

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2007 to our Chief Executive Officer and President and our other executive officers who earn more than $100,000 in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)

Dr. Peter Novak, Chief Executive Officer	2007	-	-	-	-	-	-
Gerard Herlihy, President and Chief Financial Officer	2007	60,000	-	-	-	-	$60,000

(1) Mr. Herlihy joined us on June 1, 2004. His base salary was $110,000 per year until September 1, 2005; $145,000 until January 31, 2006, and $60,000 effective February 1, 2006. Effective February 1, 2006, Splinex is paying $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 is paying $190,000 of Mr. Herlihy’s salary. Effective July 2007, Mr. Herlihy is dedicating substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Peter Novak	-	-	-	-
Gerard Herlihy	225,000	75,000	-	$0.10	January 31, 2015

2007 DIRECTOR COMPENSATION

Directors did not receive any compensation during fiscal 2007.

Employment Agreements

Employment letter with Gerard Herlihy

Mr. Herlihy agreed in an employment letter dated May 20, 2004 to serve as our Chief Financial Officer. He became our Chief Financial Officer in June, 2004. He is an “at will” employee. His base salary was $110,000 per year until September 1, 2005; $145,000 until January 31, 2006, and $60,000 effective February 1, 2006. Effective February 1, 2006, Mr. Herlihy was appointed to the position as Chief Financial Officer of Ener1 in addition to his continuing role at Splinex. Splinex paid $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 paid $190,000 of Mr. Herlihy’s salary until May 2007. Effective May 2007, Mr. Herlihy is dedicating substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex. In addition, we agreed to grant Mr. Herlihy an option to purchase 100,000 shares of our common stock. In January 2005, the board of directors increased this option to purchase to an option to purchase 300,000 shares of common stock at an exercise price of $.10 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of December 18, 2007 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our Chief Executive Officer, our named executive officers, and our directors and named executive officer as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of December 18, 2007 there were 100,757,770 shares of common stock outstanding. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik. The exchange of shares for the debt will occur after a qualified transfer agent has been retained. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o Splinex Technology Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (number of common shares)	Percent of Class
Splinex, LLC(1)	98,157,334	97.4%
Peter Novak (2)	25,879	*
Gerard Herlihy (3)	225,000	*
All named executive officers and directors as a group	250,879	*

* less than 1%.

(1)
Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. Dr. Peter Novak, Mike Zoi, Ludmila Enilina and Albina Boeckli have dispositive and voting power over the shares of our common stock held by Splinex, LLC.

(2)
Amount shown excludes shares owned indirectly through Splinex, LLC, of which Dr. Novak is a member and owned indirectly through Ener1 Group, Inc., of which an entity owned by Dr. Novak is a stockholder.

(3)	Includes options to purchase 225,000 shares of common stock which could be acquired within 60 days of December 1, 2007.

Item 12. Certain Relationships and Related Transactions.

In December 2007, Bzinfin agreed to loan Splinex LLC up to $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement.. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. As of December 20, 2007, the Company has reached settlement agreements with substantially the majority of all remaining creditors.

Our company and Ener1, Inc. and some of its affiliates

To aid your understanding of the relationships among us, our principals and Ener1 we have included the following chart:

	Splinex, LLC	Relationship With
Ownership Interest
Name	(voting/economic) prior to December 18, 2007 transaction	Ener1 Group	Ener1, Inc.	Splinex Technology Inc.
Alexander Malovik	50%/49%	None	None
Will own 2,150,000 shares of Splinex Technology Inc. Owned 16 million shares prior to the Exchange Indirect Stockholder. Owned 100% of ANTAO Ltd, which he contributed to Splinex Technology pursuant to his obligations under the Splinex, LLC operating agreement

Boris Zingarevich	12.5%/12.75%	Indirect Stockholder, Director	Indirect Stockholder
Will indirectly own 8,500,000 shares of Splinex Technology Inc. through Bzinfin. Indirect Stockholder and Beneficial owner of Bzinfin, which has entered into the Revolving Loan Agreement with Splinex Technology

Mikhail Zingarevich	12.5%/12.75%	Director, Brother of Boris Zingarevich	Brother of Boris Zingarevich	Indirect Stockholder

Peter Novak	12.5%/12.75%	Chief Technology Officer, Indirect Stockholder, Director	Chief Executive Officer, Director, Stockholder	Former Consultant, Director, Indirect Stockholder

Mike Zoi	12.5%/12.75%	Indirect Stockholder, Director	Officer, Director, Indirect Stockholder	Sole beneficial owner of TGR which owns 100% of Splinex LLC which will own 83.94% of Splinex. Former Consultant, Indirect Stockholder

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

Until September 2007, Curtis Wolfe was our general counsel and secretary. He was also the general counsel for Ener1 Group. He received his salary from Ener1 Group. At the end of every month, Ener1 Group invoiced us at a rate equal to his base salary, plus 20% to cover benefits and other fixed costs, for the number of hours he worked for our company that month, based on the assumption that Mr. Wolfe worked a total of 160 hours per month. We were not billed for more than 8 hours of Mr. Wolfe’s time per day, even if he worked for us for more than 8 hours a day. This arrangement allowed us to benefit from Mr. Wolfe’s legal skills at an effective rate that we believed, based on our knowledge of the local legal market, to be below that of an attorney in private practice with his experience and skill level. In addition, we benefited from having a general counsel without incurring liability for the salary and benefits for a full-time employee. The hourly billed rate for Mr. Wolfe’s time was $101 per hour. The percentage of Mr. Wolfe’s time that he devoted to our affairs varied from week to week depending on our need for his services.

One of our employees performed technology consulting and patent advisory work for Ener1 and Ener1 Group related entities. We were reimbursed for these services at the rate of 120% of his direct hourly rate.

Ener1 Group

In fiscal 2005, Ener1 Group loaned us a total of $800,000 to fund our working capital needs. These loans bear interest at an annual rate of 5% and were assumed by Bzinfin SA effective February 5, 2005. In fiscal 2006, Ener1 Group loaned us $429,000 under demand notes that bear interest at an annual rate of 5%. On January 24, 2005, we issued 20,629 shares of restricted common stock to Ener1 Group, Inc. in partial reimbursement for certain expenses paid for by Ener1 Group, Inc. at a value of $0.25 per share. From October 2005 through March 31, 2007, we borrowed $739,431 from Ener1 group, Inc., under a demand note that bears interest at an annual rate of 5% payable at maturity.

Sublease

We had previously subleased commercial property, which served as our headquarters and work space, through an assignment of a sublease from Splinex, LLC. Splinex, LLC subleased this property from Ener1 Group. Under the terms of our sublease, we were required to make monthly lease payments in the base amount of $4,661 to $5,453 per month through February, 2008. Our sublease and related documents are filed as exhibits to the registration statement of which this prospectus is a part. Due to Splinex, LLC’s lack of financial history at the time it entered into the sublease, it was unable to obtain a lease from a third party on terms comparable to or more favorable than those contained in the sublease. The rent we paid under the sublease is the same amount as the rent Ener1 Group pays under the lease with no mark-up; the other terms of the sublease were also the same terms as Ener1 Group is subject to under the lease. We believed the terms of the sublease, including the amount of rent, were comparable with terms that were generally available in the local market at the time we entered into the sublease, based on our knowledge of the local real estate market. Splinex vacated this lease and Ener1 Group has sublet the space to another tenant. Splinex is currently occupying limited storage space at the offices of Ener1 Inc. at 500 Cypress Creek Road, Suite 100, Fort Lauderdale, FL 33309 with a phone number of 954 556-4020.

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

Splinex, LLC owns approximately 94% of our outstanding common stock.

Dr. Novak and Mike Zoi are both members and managers of Splinex, LLC and each holds 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC. Each of Mikhail and Boris Zingarevich also indirectly holds 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC.

Bzinfin, S.A., the company with whom we have a revolving loan agreement, is also a shareholder of Ener1 Group. Bzinfin S.A. is indirectly owned by Boris Zingarevich, who beneficially owns a limited liability company that is a member of Splinex, LLC and is a director of Ener1 Group.

Alexander Malovik is a member of Splinex, LLC and held 49% of the economic membership interests (and 50% of the voting membership interests) of Splinex, LLC until the Exchange on December 17, 2007. Mr. Malovik formed ANTAO, Ltd. to be the administrative vehicle for our development efforts in Russia. Between July 1, 2004 and March 31, 2005, we paid an aggregate of $260,000 to Splinex Outsourcing through ANTAO to pay the costs associated with our operations in Russia, including wages and benefits paid to Russian personnel and rent. During the year ending March 31, 2006, the Company paid $40,207 to Splinex Outsourcing through ANTAO. ANTAO sent these funds, after retaining sufficient funds to pay its administrative expenses and taxes, to Splinex Outsourcing LLC, a Russian limited liability corporation, which used the funds to pay these costs. Neither ANTAO nor Mr. Malovik received any consideration from us in return for these services. Mr. Malovik contributed the outstanding stock of ANTAO, Ltd. to us on September 20, 2004 as part of Mr. Malovik’s contribution obligation under the operating agreement of Splinex, LLC. Mr. Malovik does not have an ongoing operational role in the day-to-day operations of ANTAO, Ltd.

Revolving Loan Agreement

We are party to a revolving loan agreement with Bzinfin, S.A., a British Virgin Islands limited corporation. Bzinfin, S.A. is wholly owned by Boris Zingarevich. Additionally, Bzinfin, S.A. and Z-N, LLC are the sole owners of Ener1 Group. Ener1 Group is the majority shareholder of Ener1.

Under the revolving loan agreement, Bzinfin, S.A. has agreed that it or one of its affiliates will loan and reloan us amounts up to $2,500,000 upon our request, at an annual interest rate of 5%. This $2,500,000 commitment was available from January 18, 2005, through July, 2005. All outstanding principal and interest under this agreement must be repaid on the second anniversary of the first disbursement of funds under the revolving loan agreement. The maximum loan amount will be reduced dollar-for-dollar by the cumulative gross proceeds we receive from the sale of our equity or debt securities or from any loans or other credit facilities extended to us. As of July 27, 2005, and March 31, 2007, the Company had borrowed $2,500,000 under the revolving loan agreement and an additional $50,000 from Bzinfin during September 2005, and the loan agreement was amended to include the additional borrowing under the same terms and conditions.

Consulting agreements with Dr. Novak and Mr. Zoi

 Both Dr. Novak and Mr. Zoi had signed consulting agreements with us. We entered into a consulting agreement with Dr. Novak under which Dr. Novak agreed to work for us as an independent contractor providing technical advice, technical management, strategic planning and international licensing advice. We agreed to pay him a consulting fee of $100,000 per annum. Dr. Novak was required to submit statements on a monthly basis describing the nature of his work during the previous month. The agreement required Dr. Novak to keep our proprietary information confidential and required him to enter into a separate assignment of his intellectual property rights with respect to any inventions relating to business of Splinex to us. The agreement was terminated effective January 1, 2007. Under the agreement, during the period of his consultancy and for 12 months thereafter, Dr. Novak has agreed not to solicit any of our employees to terminate their employment with us.

We entered into a consulting agreement with Mr. Zoi in February, 2004. Under the agreement, Mr. Zoi agreed to work for us as an independent contractor providing advice regarding capital formation, equity structuring, business planning, strategic planning and international licensing. We agreed to pay him a consulting fee of $100,000 per annum. Mr. Zoi was required to submit statements on a monthly basis describing the nature of his work during the previous month. The agreement required Mr. Zoi to keep our proprietary information confidential. Under the agreement Mr. Zoi also assigned to us any intellectual property rights he may have acquired while working with our technology. The consulting agreement was terminated effective January 1, 2007. Under the agreement, during the period of his consultancy and for 12 months thereafter, Mr. Zoi has agreed not to solicit any of our employees to terminate their employment with us.

Both consulting contracts were cancelled on December 31, 2006.

Ener1 Inc.

Effective February 1, 2006, our President, Mr. Herlihy, was appointed to the position as Chief Financial Officer of Ener1, Inc. in addition to his continuing role at Splinex. Splinex paid $60,000 of Mr. Herlihy’s $250,000 annual salary as Chief Financial Officer of Ener1, and Ener1 paid $190,000 of Mr. Herlihy’s salary until May 2007. Effective May 2007, Mr. Herlihy is dedicating substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex.

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

10.19	Master Loan Agreement and Note dated July 9, 2006 by and between Splinex and Ener1 Group, Inc.

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees.   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our annual financial statements and review of regulatory filings including the financial statements included in our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB was $54,647 for fiscal 2007 and $44,485 for fiscal 2006.

Audit Related Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to the audit for the years ended March 31, 2007 and 2006 were $0.

Tax Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to tax services during the fiscal years ending March 31, 2007 and 2006 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other services rendered to us by our former and current principal accountants during fiscal 2006 and 2007 were $0.

Audit Committee Pre-Approval Policy

Our Audit Committee’s responsibilities include selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by Splinex's independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee's approval. All fees paid to the independent auditors in fiscal 2007 were pre-approved by the Audit Committee, and therefore no services were approved after the services were rendered pursuant to the “de minimus” exception established by the SEC for the provision of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Splinex Technology Inc.

January 10, 2008	by: /S/ Gerard A. Herlihy
Gerard A. Herlihy
President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

January 10, 2008	by: /S/ Gerard A. Herlihy
Gerard A. Herlihy
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

January 10, 2008	by: /S/ Peter Novak
Peter Novak
Chairman of the Board and Director