Form 10QSB
period 2007-06-30
Splinex Technology Inc.
filed 2008-01-11
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

⍷ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No []

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At December 1, 2007, the number of shares outstanding of the issuer’s common stock was 100,757,770 shares.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended June 30, 2007
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET - AS OF JUNE 30, 2007 AND MARCH 31, 2007	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2007	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	13

Item 3.	Controls and Procedures	15

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	16

	Signatures	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

ASSETS	June 30, 2007	March 31, 2007
Current assets
Cash	$916	$251
Prepaid expenses and other	-	5,132
Total current assets	916	5,383

Property and equipment, net	-	-
Total assets	$916	$5,383

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	809,355	776,476
Note payable and accrued interest due to related party - Bzinfin	2,837,082	2,805,207
Accounts payable	557,122	557,120
Accrued expenses	505,171	500,927
Due to related parties	138,262	138,262
Total current liabilities	4,846,992	4,777,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares	-	-
authorized and no shares issued and outstanding
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,757,770 shares issued and outstanding)	100,758	100,758
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,109,712	1,109,712
Deficit accumulated during the development stage	(5,994,046)	(5,920,579)
Total stockholders' deficiency in assets	(4,846,076)	(4,772,609)
Total liabilities and stockholders' deficiency in assets	$916	$5,383

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(October 28,
	Three Months	Three Months	2003)
	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
Net sales	$98	$-	$3,911

Operating Expenses
Sales and marketing	-	-	561,296
General and administrative	32,210	154,348	3,589,645
Research and development	-	23,289	1,984,516
Total operating expenses	32,210	177,637	6,135,456
Costs of merger and registration	-	-	512,321
Total expenses	32,210	177,637	6,647,777
Loss from operations	(32,112)	(177,637)	(6,643,866)
Other income (expense)
Other income from settlements	-	-	167,244
Interest expense, net	(41,354)	(38,712)	(340,270)
Total other income and expense	(41,354)	(38,712)	(173,026)
Loss before income taxes	(73,466)	(216,349)	(6,816,892)
Income taxes	-	-	-
Net loss	$(73,466)	$(216,349)	$(6,816,892)

Net loss per basic and fully diluted share	$(0.00)	$(0.00)

Weighted average shares outstanding	100,757,770	100,757,770

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(October 28,
	Three Months	Three Months	2003)
	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(73,466)	$(216,349)	$(6,816,892)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	2,282	71,817
Executive compensation and other expenses
paid with common stock	-	-	32,179
Non cash interest expense	41,354	37,836	333,605
Changes in operating assets and liabilities:
Prepaid expenses and other	5,133	32,266	-
Due to related parties	-	-	138,261
Accounts payable	-	53,001	557,123
Accrued expenses	4,244	(10,072)	451,421
Total adjustments	50,731	115,313	1,584,405
Net cash used in operating activities	(22,735)	(101,036)	(5,232,486)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	-	831	-
Net cash used in investing activities	-	831	(79,429)

Cash flows from financing activities:
Note payable related party	23,400	95,000	3,312,831
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	23,400	95,000	5,312,831

Net increase (decrease) in cash	665	(5,205)	916
Cash at beginning of period	251	9,458	-
Cash at end of period	$916	$4,253	$916

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2007. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on January 10, 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At June 30, 2007, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2007, the Company had no amounts in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised during the three months ending June 30, 2007. At June 30, 2007, the Company has 300,000 options outstanding under its plan, of which 262,500 options are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 7 1/2 years.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the period ended June 30, 2007.

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

The Company has been unable to generate any significant sales of the product due in part to a lack of funds for marketing and promotion. In addition, a value added reseller of our product was unable to generate significant sales of the product. In September 2005, the Company changed its business strategy and took certain actions to reduce its overhead costs. The Company terminated its use of software development services previously provided to us by Splinex Outsourcing, Inc., a Russian outsourcing company; terminated or accepted resignations from most of our personnel, executives, and managers; and ceased marketing activities. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned the Company money to fund its operations. In July 2007, Ener1 Group, Inc. stopped funding the Company operations and stopped paying its remaining executive employee. In August and September 2007, two of the three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

As described in Note 9 - Subsequent Events, in December 2007, a related party structured a transaction that provided funds to the Company to settle existing debts of the Company at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave Splinex LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”). The Company expects the Company’s controlling shareholders to direct the Company to acquire or merge with one or more companies, although no definitive purchase agreements have yet been signed.

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

The Company borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while the Company pursues various alternatives, which could include acquisitions of or joint ventures with companies that could benefit from the Company’s core technologies. The Company ceased receiving funding from Ener1 Group, Inc. effective July 2007. From October 2005 through June 30, 2007, the Company borrowed $762,831 from Ener1 Group, Inc., under a demand note that bears interest at an annual rate of 5% payable at maturity.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses also include severance and other wage related expenses due to former employees. At June 30, 2007 and March 31, 2007, accrued expenses consisted of the following:

	June 30, 2007	March 31, 2007
Accrued severance and termination obligations	$465,200	$467,416
Audit	30,000	24,000
Accrued vacation and wages	9,971	9,511
	$505,171	$500,927

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

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 for the three months ended June 30, 2006. Accounts payable at June 30, 2007 include $350,666 owed under these agreements. The Company and the related parties agreed to terminate the consulting agreements effective December 31, 2006, and agreed to forego collection of all payments due under the contract in December 2007. See subsequent events note.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $10,486 for its office space under a sublease with Ener1 Group, Inc. for the three months ended June 30, 2006. The lease and sublease were terminated and no further rent expenses were incurred after June 30, 2006.

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

NOTE 7. DEBT DUE TO RELATED PARTIES

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement, the Bzinfin Loan, with the Company under which the Company borrowed $2,550,000 in aggregate principal through September 30, 2005. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. The loan is in default as of July 1, 2007. No principal or interest payments have been made. Accrued interest at June 30 2007 was $287,082.

At June 30, 2007, the Company had borrowed $762,831 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs. Accrued interest at June 30, 2007 was $46,524.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Foreign subsidiary

The Company has outsourced computer programming to a company located in Ekaterinberg, Russia. The Company may engage in outsourcing or other business operations in Russia again in the future. The Company’s operations in Russia are subject to significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, political, economic and legal risks associated with doing business in Russia, limitations on foreign currency transactions, and risks associated with evolving Russian laws on issues including creditor rights and intellectual property. The Company’s ability to develop products and earn revenues may be adversely affected by changes in the political, economic, legal and social conditions in Russia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, foreign currency transactions, and rates and methods of taxation, among other things.

NOTE 9. SUBSEQUENT EVENTS

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

The following is a pro forma financial statement of the expected liabilities and stockholders’ equity assuming that the Splinex Restructuring is completed as described above:

ASSETS	September 30, 2007	Pro Forma Balance Sheet December 31, 2007
Current assets
Cash	$66	$173,074
Total assets	$66	$173,074

LIABILITIES AND STOCKHOLDERS' EQUITY OR DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	818,856	-
Note payable and accrued interest due to related party - Bzinfin	2,868,957	-
Accounts payable	557,122	-
Accrued expenses	511,171	-
Due to related parties	138,262	-
Total current liabilities	4,894,368	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY OR DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares	-
authorized and no shares issued and outstanding
Common stock ($.001 par value, 300,000,000 shares authorized
and 100,757,770 shares issued and outstanding; 214,257,769 shares issued and outstanding pro forma after the Exchange Agreement)	100,758	214,257
Treasury stock, at cost; 250,000 shares	(62,500)	-
Paid in capital	1,109,712	5,247,259
Deficit accumulated during the development stage	(6,042,272)	(5,288,442)
Total stockholders' equity or deficiency in assets	(4,894,302)	173,073
Total liabilities and stockholders' deficiency in assets	$66	$173,073

Assumptions:

The above Pro Forma Balance Sheet at December 31, 2007 assumes:

1)	the Exchange Agreement is closed and shares are issued to debt holders.
2)	Treasury Shares are delivered to a former executive on or before January 31, 2008.
3)	All creditor obligations have been settled and all current vendor liabilities are paid.
4)	Includes estimated operations through December 31, 2007.

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

At June 30, 2007, we had cash of $916 and negative working capital of $4.8 million. We have terminated all employees, and have eliminated all monthly cash expenses. We were dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. The Company stopped receiving funding effective July, 2006.

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

Results of Operations for the Three Month Period Ended June 30, 2007

We incurred a loss of $73,466, or $(0.00) per share, for the three months ended June 30, 2007, compared to a loss of $216,349, or $(0.00) per share in the prior year quarter. Weighted average shares outstanding were 100,757,770 for the three months ended June 30, 2007 and 2006. Operations reflect the termination of all employees and reduced administrative overhead costs and marketing expenditures due to limited funds available for operations.

Operating expenses of $177,637 for the three months ended June 30, 2006 included $154,348 for general and administrative expenses, and $23,289 for research and development costs. General and administrative expenses for the three months ended June 30, 2006 included wages and benefits of $16,732, consulting fees of $50,000 payable to a director, Dr. Novak and, a related party, Mike Zoi; audit fees of $17,000; insurance costs of $21,527; $32,016 of software expense related to licenses no longer used in operations, and rent of $10,486. Operating expenses of $32,210 for the three months ended June 30, 2007 were for wages, audit and insurance. Research and development expenses for the three months ended June 30, 2006 were for wages and benefits paid to a U.S. based programmer.

Interest expenses increased to $41,354 for the three months ended June 30, 2007 from $38,712 in the three months ender June 30, 2006 due to borrowings under the Bzinfin loan and loans from Ener1 Group. The Bzinfin loan is in default, and the Ener1 Group loan is due on demand.

Liquidity and capital resources

At June 30, 2007, we had negative working capital of $4.8 million and cash of $916. and we have no further borrowing availability under the Bzinfin Loan. The Company ceased receiving funding from Ener1 Group effective July, 2006. We did not receive funding sufficient to pay past due obligations, including severance obligations, and attempted to negotiate settlements, not all of which were satisfied. Approximately $4.1 million of the $4.8 million of current liabilities are due to related parties, and the remainder of the current liabilities are due to vendors and former employees under severance or other obligations. The Company reached settlement agreements with the majority of the remaining creditors and former employees in December 2007.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at June 30, 2007.

Off-balance sheet arrangements

At June 30, 2007, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

During the quarter ended June 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Splinex Technology Inc.
Registrant

Date: January 10, 2008	By:	/s/ Gerard A. Herlihy
Name: Gerard A. Herlihy
Title: President and Chief Financial Officer