Form 10QSB
period 2007-09-30
Splinex Technology Inc.
filed 2008-01-11
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended September 30, 2007
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS - AS OF SEPTEMBER 30, 2007 AND MARCH 31, 2007	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH SEPTEMBER 30, 2007	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH SEPTEMBER 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	13

Item 3.	Controls and Procedures	15

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	16

	Signatures	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

	September 30, 2007	March 31, 2007
ASSETS
Current assets
Cash	$66	$251
Prepaid expenses and other	-	5,132
Total current assets	66	5,383

Property and equipment, net	-	-
Total assets	$66	$5,383

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	818,856	776,476
Note payable and accrued interest due to related party - Bzinfin	2,868,957	2,805,207
Accounts payable	557,122	557,120
Accrued expenses	511,171	500,927
Due to related parties	138,262	138,262
Total current liabilities	4,894,368	4,777,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares	-	-
authorized and no shares issued and outstanding
Common stock ($.001 par value, 300,000,000 shares
authorized and 100,757,770 shares issued and outstanding)	100,758	100,758
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,109,712	1,109,712
Deficit accumulated during the development stage	(6,042,272)	(5,920,579)
Total stockholders' deficiency in assets	(4,894,302)	(4,772,609)
Total liabilities and stockholders' deficiency in assets	$66	$5,383

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	Cumulative From Inception (October 28, 2003) Through September 30, 2007
Net sales	$-	$793	$98	$793	$3,911

Operating Expenses
Sales and marketing	-	-	-	-	561,296
General and administrative	6,850	67,746	39,060	222,094	3,596,495
Research and development	-	1,707	-	24,996	1,984,516
Total operating expenses	6,850	69,453	39,060	247,090	6,142,306
Costs of merger and registration	-	-	-	-	512,321
Total expenses	6,850	69,453	39,060	247,090	6,654,627
Loss from operations	(6,850)	(68,659)	(38,962)	(246,297)	(6,650,716)
Other income (expense)
Other income from settlements	-	-	-	-	167,244
Interest expense, net	(41,376)	(39,212)	(82,730)	(77,924)	(381,646)
Total other income and (expense)	(41,376)	(39,212)	(82,730)	(77,924)	(214,402)
Loss before income taxes	(48,226)	(107,872)	(121,692)	(324,221)	(6,865,118)
Income taxes	-	-	-	-	-
Net loss	$(48,226)	$(107,872)	$(121,692)	$(324,221)	$(6,865,118)

Net loss per basic and fully
diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares
outstanding	100,757,770	100,757,770	100,757,770	100,757,770

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	Cumulative From Inception (October 28, 2003) Through September 30, 2007
Cash flows from operating activities:
Net loss	$(121,692)	$(324,221)	$(6,865,118)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	4,286	71,817
Executive compensation and other expenses
paid with common stock	-	-	32,179
Non cash interest expense	82,730	77,048	374,980
Changes in operating assets and liabilities:
Prepaid expenses and other	5,133	38,062	-
Due to related parties	-	-	138,261
Accounts payable	-	91,697	557,123
Accrued expenses	10,244	(100,164)	457,422
Total adjustments	98,107	110,929	1,631,782
Net cash used in operating activities	(23,585)	(213,292)	(5,233,336)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	-	831	-
Net cash used in investing activities	-	831	(79,429)

Cash flows from financing activities:
Note payable related party	23,400	203,895	3,312,831
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	23,400	203,895	5,312,831

Net increase (decrease) in cash	(185)	(8,566)	66
Cash at beginning of period	251	9,458	-
Cash at end of period	$66	$892	$66

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2007. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At September 30, 2007, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2007, the Company had no amounts in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised during the three and six months ending September 30, 2007. At September 30, 2007, the Company has 300,000 options outstanding under its plan, of which 262,500 options are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 7 1/4 years.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the six months ended September 30, 2007.

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

The Company has been unable to generate any significant sales of the product due in part to a lack of funds for marketing and promotion. In addition, a value added reseller of our product was unable to generate significant sales of the product. In September 2005, the Company changed its business strategy and took certain actions to reduce its overhead costs. The Company terminated its use of software development services previously provided to its by Splinex Outsourcing, Inc., a Russian outsourcing company; terminated or accepted resignations from most of its personnel, executives, and managers; and ceased marketing activities. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned the Company money to fund its operations. In July 2007, Ener1 Group, Inc. stopped funding the Company operations and stopped paying its remaining executive employee. In August and September 2007, two of the three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continues to perform duties as necessary.

As described in Note 9 - Subsequent Events, in December 2007, a related party structured a transaction that provided funding to settle existing debts of the Company at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave Splinex LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”). The Company expects the Company’s controlling shareholders to direct the Company to acquire or merge with one or more companies, although no definitive purchase agreements have yet been signed.

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

The Company borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while the Company pursues various alternatives. The Company ceased receiving funding from Ener1 Group, Inc. effective July 2007. From October 2005 through September 30, 2007, the Company borrowed $762,831 from Ener1 Group, Inc., under a demand note that bears interest at an annual rate of 5% payable at maturity.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses also include severance and other wage related expenses due to former employees. At September 30, 2007 and March 31, 2007, accrued expenses consisted of the following:

	September 30, 2007	March 31, 2007
Accrued severance and termination obligations	$465,200	$467,416
Audit	36,000	24,000
Accrued vacation and wages	9,971	9,511
	$511,171	$500,927

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

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 and $100,000 for the three and six months ended September 30, 2006, respectively. Accounts payable at September 30, 2007 include $350,666 owed under these agreements. The Company and the related parties agreed to terminate the consulting agreements effective December 31, 2006, and agreed to forego collection of all payments due under the contract in December 2007. See subsequent events note.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $0 and $10,486 for its office space under a sublease with Ener1 Group, Inc. for the three and six months ended September 30, 2006, respectively. The lease and sublease were terminated and no further rent expenses were incurred after June 30, 2006.

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

At September 30, 2007, the Company had borrowed $762,831 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs. Accrued interest at September 30, 2007 was $56,024.

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

At September 30, 2007, we had cash of $66 and negative working capital of $4.9 million. We have terminated all employees, and have eliminated all monthly cash expenses. We were dependent upon funds advanced from Ener1 Group, Inc. to pay these ongoing expenses. The Company stopped receiving funding effective July, 2006.

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

Results of Operations for the Six Month Period Ended September 30, 2007

We incurred a loss of $121,692, or $0.00 per share for the six months ending September 30, 2007 compared to a loss of $324,221, or $0.00 per share for the six months ending September 30, 2006. Weighted average shares outstanding were 100,757,770 for the six months ended September 30, 2007 and 2006.

General and administrative expenses for the six months ended September 30, 2007 primarily included wages and benefits of $18,323; audit fees of $12,000; and, insurance costs of $6,015. General and administrative expenses for the six months ended September 30, 2006 included wages and benefits of $35,000, consulting fees of $100,000 payable to a director and a related party, Mike Zoi; audit fees of $34,000; insurance costs of $43,000, and amortization of accounting software license fees of $40,000, offset by a $50,000 credit from settlement of a termination obligation. Research and development expenses for the six months ended September 30, 2006 are for wages and benefits of a programmer whose employment was terminated in July 2006.

Interest expenses increased to $82,730 for the six months ended September 30, 2007 from $77,924 in the six months ended September 30, 2006 due to borrowings under the Bzinfin loan and loans from Ener1 Group. The Bzinfin loan is in default, and the Ener1 Group loan is due on demand.

 Liquidity and capital resources

At September 30, 2007, we had negative working capital of $4.9 million and cash of $66. and we have no further borrowing availability under the Bzinfin Loan. The Company ceased receiving funding from Ener1 Group effective July 2006. We did not receive funding sufficient to pay past due obligations, including severance obligations, and attempted to negotiate settlements, not all of which were satisfied. Approximately $4.1 million of the $4.9 million of current liabilities are due to related parties, and the remainder of the current liabilities is due to vendors and former employees under severance or other obligations. The Company reached settlement agreements with the majority of the remaining creditors and former employees in December 2007.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at September 30, 2007.

Off-balance sheet arrangements

At September 30, 2007, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

During the quarter ended September 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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