Form 10QSB
period 2007-12-31
Splinex Technology Inc.
filed 2008-02-20
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _________________

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

SPLINEX TECHNOLOGY INC.
Form 10-QSB
For the Quarter Ended December 31, 2007
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS – AS OF DECEMBER 31, 2007 AND MARCH 31, 2007	3

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2007	4

	CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH DECEMBER 31, 2007	5

	Notes to Condensed Consolidated Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures	13

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits	14

	Signatures	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

	December 31, 2007	March 31, 2007
ASSETS
Current assets
Cash	$373,552	$251
Prepaid expenses and other	-	5,132
Total current assets	373,552	5,383

Property and equipment, net	-	-
Total assets	$373,552	$5,383

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	-	776,476
Note payable and accrued interest due to related party - Bzinfin	-	2,805,207
Demand note payable due to related party - Splinex LLC	500,000	-
Accounts payable	154,786	557,120
Accrued expenses	17,500	500,927
Due to related parties	-	138,262
Total current liabilities	672,286	4,777,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 150,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock ($.001 par value, 300,000,000 shares authorized and 100,757,770 shares issued and outstanding)	100,758	100,758
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,247,974	1,109,712
Common stock subscriptions payable	3,771,047	-
Deficit accumulated during the development stage	(5,356,013)	(5,920,579)
Total stockholders' deficiency in assets	(298,734)	(4,772,609)
Total liabilities and stockholders' deficiency in assets	$373,552	$5,383

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Cumulative From Inception (October 28, 2003) Through December 31, 2006
Net sales	$-	$852	$98	$1,645	$3,911

Operating Expenses
Sales and marketing		-	-	-	561,296
General and administrative	21,877	99,652	60,937	321,746	3,618,372
Research and development	-	-	-	24,996	1,984,516
Total operating expenses	21,877	99,652	60,937	346,742	6,164,183
Costs of merger and registration	-	-	-	-	512,321
Total expenses	21,877	99,652	60,937	346,742	6,676,504
Loss from operations	(21,877)	(98,800)	(60,839)	(345,097)	(6,672,593)
Other income (expense)
Other income from settlements	735,869	-	735,869	-	903,113
Interest expense, net	(27,734)	(40,097)	(110,464)	(118,021)	(409,380)
Total other income and (expense)	708,135	(40,097)	625,405	(118,021)	493,733
Income (loss) before income taxes	686,258	(138,897)	564,566	(463,118)	(6,178,860)
Income taxes	-	-	-	-	-
Net income (loss)	$686,258	$(138,897)	$564,566	$(463,118)	$(6,178,860)

Net income (loss) per basic and fully diluted share	$0.01	$(0.00)	$0.01	$(0.00)
Weighted average shares outstanding	100,757,770	100,757,770	100,757,770	100,757,770

See accompanying notes.

SPLINEX TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Cumulative From Inception (October 28, 2003) Through December 31, 2007
Cash flows from operating activities:
Net income (loss)	$564,566	$(463,118)	$(6,178,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	5,622	71,817
Non cash settlement income
Executive compensation paid with common stock and other non-cash expenses	-	-	32,179
Non cash interest expense	110,464	117,146	402,715
Changes in operating assets and liabilities:			-
Prepaid expenses and other	5,133	57,886	-
Due to related parties	-	-	138,261
Other assets	-	9,881	-
Accounts payable	(402,336)	116,822	154,787
Accrued expenses	(463,427)	(99,194)	(16,250)
Total adjustments	(888,427)	208,163	645,247
Net cash used in operating activities	(323,861)	(254,955)	(5,533,612)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	-	831	-
Net cash used in investing activities	-	831	(79,429)

Cash flows from financing activities:
Note payable related parties	558,900	248,331	3,848,331
Contributed capital from equity investors	-	-	2,000,000
Net cash provided by financing activities	558,900	248,331	5,848,331

Net increase (decrease) in cash	235,039	(5,793)	235,290
Cash at beginning of period	251	9,458	-
Cash at end of period	$373,552	$3,665	$373,552

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Related party debt and accrued interest to be exchanged for common stock	$3,771,047	$-	$3,771,047

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2007. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

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

As further described in the Splinex Restructuring note, in December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave Splinex LLC a substantial majority of the outstanding common shares (the “Splinex Restructuring”). The Company expects its controlling shareholders to direct Splinex to acquire one or more companies, although no definitive purchase agreements have yet been signed.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, 2007, the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007, the Company had $273,552 in excess of FDIC insured limits.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised during the three and nine months ending December 31, 2007. At December 31, 2007, the Company has 300,000 options outstanding under its plan, all of which are vested, with an exercise price of $0.10 per share and with a remaining contractual term of 7 years.

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

Net Income (Loss) Per Share

Basic net income per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The earnings per share calculation does not include the 113,500,000 shares that will be issued in accordance with the Exchange Agreement. Had the additional shares been outstanding for the entire period, the earnings per share would have been $0.00 and $0.00 for the three and nine months ended December 31, 2007, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the nine months ended December 31, 2007.

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

The Company borrowed funds from a related party, Ener1 Group, Inc., to pay certain ongoing expenses while the Company pursues various alternatives. The Company ceased receiving funding from Ener1 Group, Inc. effective July 2007. From October 2005 through December 31, 2007, the Company borrowed $798,331 from Ener1 Group, Inc., under a demand note that bears interest at an annual rate of 5% payable at maturity.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. Accrued expenses at March 31, 2007 also include severance and other wage related expenses due to former employees. At December 31, 2007 and March 31, 2007, accrued expenses consisted of the following:

	December 31, 2007	March 31, 2007
Accrued severance and termination obligations	$-	$467,416
Audit	17,500	24,000
Accrued vacation and wages	-	9,511
	$17,500	$500,927

NOTE 5. STOCKHOLDERS’ EQUITY

The Company has the authority to issue 300,000,000 shares of common stock, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company has the authority to issue 150,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors. Subscriptions payable reflect the expected exchange of debt for common shares expected to conclude in February 2007

NOTE 6. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses include consulting fees under these agreements of $50,000 and $150,000 for the three and nine months ended December 31, 2006, respectively. The Company and the related parties agreed to terminate the consulting agreements effective December 31, 2006, and agreed to forego collection of all payments due under the contract during December 2007.

The Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control.  Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense of $0 and $10,486 for its office space under a sublease with Ener1 Group, Inc. for the three and nine months ended December 31, 2006, respectively.

Effective January 27, 2006, the Company’s President, Mr. Herlihy, began performing services for Ener1, Inc., including serving as its Chief Financial Officer from January 27, 2006 through October 16, 2006 and again as of November, 2007, in addition to his continuing role at Splinex. Splinex paid $60,000 and Ener1 paid $190,000 of Mr. Herlihy’s $250,000 annual salary through May 2007, at which time Splinex discontinued making salary payments to Mr. Herlihy. Mr. Herlihy dedicated substantially all of his time to Ener1 except for the time necessary to attend to the administrative and financial matters of Splinex. Mr. Herlihy resigned from Splinex in February 2008.

NOTE 7. DEBT DUE TO RELATED PARTIES

Effective April 1, 2004, a company that is affiliated with the Company through common ownership, entered into a revolving loan agreement, the Bzinfin Loan, with the Company under which the Company borrowed $2,550,000 in aggregate principal through March 31, 2006. Loans under this agreement bear interest at an annual rate of 5% and must be repaid two years from the date of the initial funding, which occurred on February 7, 2005. The Company received an extension of the due date of the Bzinfin Loan from February 7, 2007 until June 30, 2007. At December 31, 2007, the Company had restated this debt (see Note 9) and the balance was $0.

Prior to restructuring, the Company had borrowed $835,736 from Ener1 Group under a demand note bearing annual interest of 5% to fund working capital needs. Accrued interest at December 31, 2007 was $25,464. After the restructuring, this principal debt was eliminated and the total amount due was $0.

In December 2007, Bzinfin provided Splinex LLC a loan of $500,000 to pay for restructuring and settlement costs, which Splinex LLC loaned to the Company in the form of a non-interest bearing demand note. Splinex LLC is required to repay this amount to Bzinfin upon the completion of the Splinex Restructuring.

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

NOTE 9. SPLINEX RESTRUCTURING

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

In December 2007, Bzinfin agreed to loan Splinex LLC up to $500,000 to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. The shares will be issued after the new transfer agent for the Company administers the official records transfer, which is expected in February 2008. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. As of December 31, 2007, the Company has reached settlement agreements with substantially the majority of all remaining creditors; certain payments were made in January, 2008 in accordance with the settlement agreements.

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

Plan of Operation

In 2004, we began developing visualization software, and commenced selling the software in 2005. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations. In July 2007, Ener1 Group, Inc. stopped funding our operations and we stopped paying our remaining executive employee. In August and September 2007, two of our three members of the board of directors resigned. The Company had no employees at March 31, 2007; however, a non-paid executive continued to perform duties as necessary, until his resignation on February 6, 2008.

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

In December 2007, Bzinfin, S.A., a company that is affiliated with the Company through common ownership, agreed to loan Splinex LLC up to $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. The shares are expected to be issued in February 2008. The exchange of shares for the debt will occur after a qualified transfer agent has been retained. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,769 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. The Company has reached settlement agreements with substantially the majority of all remaining creditors. The sole director and the President and Chief Financial Officer resigned in January 2008, and Splinex LLC appointed two Board members and officers to replace them.  The owners and members of TGR intend to acquire one or more companies, although no definitive purchase agreements have yet been signed. Any potential acquisition would be financed primarily with new shares of Splinex, and therefore would result in substantial dilution to the existing shareholders.

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

Results of Operations for the Three Month Period Ended December 31, 2007

We reported net income of $686,258, or $0.01 per share, for the three months ended December 31, 2007, compared to a loss of $138,897 or $(0.00) per share in the prior year quarter. Weighted average shares outstanding were 100,757,770 for both quarters. The net income for the three months ended December 31, 2007 reflects other income of $735,869 from settlement of vendor obligations and employment contracts which were concluded in December 2007.

General and administrative expenses for the three months ended December 31, 2007 were primarily accounting and audit costs. General and administrative expenses for the three months ended December 31, 2006 included wages and benefits of $15,812, consulting fees of $50,000 payable to a director, Dr. Novak and, a related party, Mike Zoi; audit fees of $9,000; and insurance costs of $17,683.

Interest expenses decreased from $40,097 for the three months ended December 31, 2006 to $27,734 in the three months ended December 31, 2007 due to the Splinex Restructuring which where the related party debt will be exchanged for common shares of the Company. The pending exchange is currently reported as subscriptions receivable at December 31, 2007.

Results of Operations for the Nine Month Period Ended December 31, 2007

We reported net income of $564,566, or $0.01 per share, for the nine months ended December 31, 2007 compared to a loss of $463,118, or $0.00 per share for the nine months ending December 31, 2006. The net income for the nine months ended December 31, 2007 reflects other income of $735,869 from settlement of vendor obligations and employment contracts which were concluded in December 2007.

General and administrative expenses for the nine months ended December 31, 2007 were primarily wages and accounting and audit expenses. General and administrative expenses for the nine months ended December 31, 2006 included wages and benefits of $50,622; consulting fees of $150,000 payable to a director and a related party, Mike Zoi; audit fees of $43,000; insurance costs of $60,726; and amortization of accounting software license fees of $42,064. Interest expenses decreased from $118,021 for the nine months ended December 31, 2006 to $110,464 in the nine months ended December 31, 2007; the related party debt will be exchanged for common shares of the Company under the Splinex Restructuring.

 Liquidity and capital resources

At December 31, 2007, we had negative working capital of $298,734 and cash of $373,552. The Company is dependent upon receiving funds from its controlling shareholder, Splinex, LLC. The Company reached settlement agreements with the majority of its creditors and former employees in December 2007.

In December 2007, Bzinfin agreed to loan Splinex LLC up to $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex LLC, thereby giving TGR control over Splinex LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. The shares will be issued after the new transfer agent for the Company administers the official records transfer, which is expected in February 2008. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and will own 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,770 shares outstanding at December 17, 2007 and will have 214,257,769 shares outstanding after the completion of the Exchange Agreement. On December 17, 2007, the Company agreed to revised payment terms related to a termination agreement with its former chief executive officer. The Company has terminated consulting agreements with Mike Zoi and Peter Novak, and the consultants have agreed to terminate all previous accrued consulting payment obligations. As of December 31, 2007, the Company has reached settlement agreements with substantially the majority of all remaining creditors; certain payments were made in January, 2008 in accordance with the settlement agreements.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at December 31, 2007.

Off-balance sheet arrangements

At December 31, 2007, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, our general counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our general counsel concluded that our disclosure controls and procedures were inadequate because there were a limited number of personnel insufficient to have an adequate segregation of duties.
During the quarter ended December 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Splinex Technology Inc.
Registrant
Date: February 20, 2008	By:	/s/ Curtis Wolfe
Name: Curtis Wolfe
Title: General Counsel