Form 10KSB
period 2008-03-31
TOT Energy
filed 2008-06-19
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 000-51108

TOT Energy, Inc.
__________________________________________
(Name of small business issuer in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

201 South Biscayne Blvd
Suite 2804
Miami, FL 33131
(Address of principal executive offices)

(305) 913-1622
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

________________________________________________________________________________
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
Yes ☐ No ☒

The Company’s revenues for fiscal year ended March 31, 2008 were $97.50 excluding other income.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting common equity held by non-affiliates was $1,689,223 based upon the last traded price of $0.13 per share on June 13, 2008.

At June 13, 2008, the number of shares outstanding of the issuer’s common stock was 214,507,773 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TOT ENERGY, INC.
Form 10-KSB
For the Year Ended March 31, 2008

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

In December 2007, a related party structured a transaction that provided funds to us to settle our existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the company, and gave Splinex, LLC substantial majority of the outstanding common shares (the “Splinex Restructuring”).

In December 2007, Bzinfin, S. A., a company that is affiliated with the Company through common ownership, agreed to loan Splinex, LLC $500,000 to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex, LLC, thereby giving TGR control over Splinex, LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company issued 113,500,000 newly issued shares of the Company to Splinex, LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to Alexander Malovik in exchange for forgiveness of debts other than the $500,000 discussed above.

Splinex, LLC owned 98,157,334 shares of the Company as of December 17, 2007 and now owns 201,263,749 shares after the completion of the Exchange Agreement. The Company had 100,757,773 shares outstanding at December 17, 2007 and now has 214,507,773shares outstanding after the completion of the Exchange Agreement and at March 31, 2008.

TGR Capital, LLC has renamed Splinex Technology, Inc., TOT Energy, Inc (“TOT”). TOT Energy is working to build a diversified portfolio of energy assets through acquisitions, joint ventures and other business structures. The Company’s activities are expected to include the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan, as well as other markets around the world. TOT Energy will also explore investments in renewable energy.

History of TOT Energy, Inc f/k/a Splinex

TOT Energy was originally formed to create and license software which it developed that enables the generation, manipulation, viewing and image-based searching of complex, multi-dimensional mathematical objects and information. The targeted end-users of our software products were mathematicians, scientists, graphic designers or digital artists working on complex, graphical three-dimensional problems. The software was expected to provide greater productivity through improved interaction with, enhanced visual representation and faster manipulation of, and greater technical and artistic precision in representing, multi-dimensional mathematical objects and information.

Since October 28, 2003 (“Inception”) through December 17, 2007, we operated in a development phase typical of a software company and focused on developing technologies and products and securing intellectual property rights while we developed relationships with potential customers and resellers. We were organized under the laws of the State of Delaware in February 2004 to conduct the business and operations of Splinex, LLC (“Predecessor”). Effective April 1, 2004, our Predecessor reorganized as a corporation and, as a result, contributed its assets, liabilities and operations to us under a contribution agreement.

On December 17, 2007, TGR Capital, LLC acquired Splinex and renamed the Company TOT Energy, Inc. The focus of the company was changed from technology to oil and gas services. To date, we have minimal sales and no sales contracts and are considered to be in the development stage as of March 31, 2008. Our corporate activities to date included raising capital, strategic and business planning, filing required documents with the U. S. Securities and Exchange Commission (the “Commission”), and hiring executive management.

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

On December 17, 2007, we were effectively acquired by TGR Capital, LLC with all shares held by Splinex, LLC being sold to TGR which is controlled by a related party. Our principal executive offices are located at 201 South Biscayne Blvd; Suite 2804; Miami, FL 33131. Our telephone number is (305) 913-1622.

Our Business

TOT Energy is working to build a diversified portfolio of energy assets through acquisitions, joint ventures and other business structures. The Company’s activities are expected to include the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan, as well as other markets around the world. TOT Energy will also explore investments in renewable energy.

Employees

At March 31, 2008, the Company employed a Chief Financial Officer and a Chief Executive Officer. None of our employees were represented by a collective bargaining agreement, (see subsequent events on page 21).

Item 2. Description of Property

We currently lease office space on a rolling three month basis from a full service office suite company. Our current lease term expires August 31, 2008. We are seeking approximately 3,600 square feet of office space in Miami as a permanent location.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the normal course of operations. We are not currently a party to any such proceedings.

Item 4. Submission of Matters to Vote

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There was no established public trading market for our common stock prior to July 2005. The approximate number of record holders of our common stock at March 31, 2008 was 200. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The principal market for our stock was the Pink Sheets LLC. On June 13, 2008, the price of our common stock last traded at $0.13 per share.

The following table sets forth the high and low prices for our common stock for the period indicated as reported by the OTC Electronic Bulletin Board, eoddata or the Pink Sheets LLC. No shares were reported traded before July 7, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year	Fiscal Quarter Ended	High	Low

2006	September 30, 2005	$0.51	$0.05
	December 31, 2005	$0.51	$0.25
	March 31, 2006	$0.25	$0.06
2007	June 30, 2006	$0.20	$0.03
	September 30, 2006	$0.05	$0.03
	December 31, 2006	$0.18	$0.08
	March 31, 2007	$0.13	$0.08
2008	June 30, 2007	$0.14	$0.05
	September 30, 2007	$0.13	$0.06
	December 31, 2007	$0.10	$0.08
	January 30, 2008	$0.14	$0.08
	April 28, 2008	$0.10	$0.10
	May 30, 2008	$0.12	$0.08
	June 13, 2008	$0.13	$0.12

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders.	100,000	$0.25	4,900,000 (1)

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

Plan of Operation

TOT Energy is working to build a diversified portfolio of energy assets through acquisitions, joint ventures and other business structures. The Company’s activities are expected to include the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan, as well as other markets around the world. TOT Energy will also explore investments in renewable energy and participate in limited trading activities to sell energy products we may source.

We intend to acquire a portfolio of energy related companies. and we are engaged in various discussions to achieve this goal. Our communication policy on acquisitions is to disclose a transaction when a definitive agreement has been executed. Any potential acquisition would be financed primarily with new shares of TOT Energy, Inc., and therefore will result in substantial dilution to the existing shareholders.

As of March 31, 2008, we have plans to lease and furnish approximately 3,600 square feet of permanent office space in Miami, Florida.

Results of Operations for the Year Ended March 31, 2008 Compared to the Year Ended March 31, 2007

We earned $215,085 in net income, or $0.00 per share, for the year ended March 31, 2008 (“fiscal 2008”) compared to a loss of $361,061, or $0.00 per share, for the year ended March 31, 2007 (“fiscal 2007”). Our total operating expenses for fiscal 2008 were $243,111 as compared to operating expenses for fiscal 2007of $371,217. Interest expense in fiscal 2008 was $110,464 compared to fiscal 2007 interest expense of $158,881.

Our operating expenses decreased significantly during fiscal 2008 as we terminated product development activities and our remaining workforce. Our work in fiscal 2008 was to settle all liabilities with the funds on hand and create a clean balance sheet that could be sold.

BZINFIN, S.A. agreed to loan the Company, through Splinex, LLC, $500,000 in order to settle outstanding obligations and prepare the Company for sale. Outstanding payable were settled at a discount and the Company recognized $167,244 and $568,562 of income from settlements in 2007 and 2008 respectively.

There were no research and development expenses for fiscal 2008 or 2007.

 Liquidity and capital resources

At March 31, 2008, we had negative working capital of $5,705,494 and cash of $88,007. The Company has no further borrowing availability under the existing intercompany loan.

We expect to refinance our existing intercompany debt in the later part of 2008 with a demand note from a Mike Zoi related company. Our short term cash needs are expected to be met by Mike Zoi and/or companies he controls in exchange for consideration to be determined. Mr Zoi intends to finance the short term needs of the Company but he has no obligation to provide future funding. Future business or economic changes could change Mike’s funding plans.

Our goal is to acquire energy related companies and business through joint ventures using, where appropriate, our common stock to fund the acquisitions.

Critical Accounting Policies and Estimates

Our significant accounting policies are described more fully in Note 1 to our consolidated financial statements. Management is required to make certain estimates and assumptions during the preparation of our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities as well as disclosures regarding any contingencies. Actual results could differ from estimates and this could impact reported net income or the value of our assets and liabilities.

In applying estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by outside sources, trade journals and other sources, as appropriate.

Deferred Taxes. Estimates of deferred income taxes and items giving rise to deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of the realization. Actual income taxes could vary from these estimates for a variety of reasons including changes in tax law, operating results that vary from budget or the review of our tax returns by the IRS. We believe the estimate of deferred taxes is a “critical accounting estimate”. Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to it in this MD&A.

Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at March 31, 2008.

Off-balance sheet arrangements

At March 31, 2008, we did not have any off-balance sheet arrangements, as defined in tem 303(c)(4)(2) of SEC Regulation S-B.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (i.e., fiscal year 2008). We have assessed the effect of this pronouncement on our consolidated financial statements, and at this time, no material effect is expected.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. Management is evaluating if the adoption of these new standards would have a material effect on the Company’s financial position or operating results.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of TOT Energy, Inc.

We have audited the accompanying consolidated balance sheets of TOT Energy, Inc., f/n/a Splinex Technology, Inc., (a development stage company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended and for the period from October 28, 2003 (inception), to March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TOT Energy Technologies, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended and for the period from October 28, 2003 (inception), to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida
June 19, 2008

TOT ENERGY, INC. f/k/a SPLINEX TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2008
ASSETS
Current assets
Cash	$251	$88,007
Prepaid expenses and other	5,132	20,500
Total current assets	5,383	108,507

Property and equipment, net	-	-
Accounting software license	-	1,197
Total assets	$5,383	$109,704

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Demand note payable and accrued interest due to related party - Ener1 Group	776,476	-
Note payable and accrued interest due to related party - Bzinfin	2,805,207	-
Accounts payable	557,120	15,193
Accrued expenses	500,927	32,641
Due to related parties - Ener1 (2007) and Splinex, LLC (2008)	138,262	500,000
Total liabilities	4,777,992	547,834

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 400,000,000 shares authorized and 100,757,773 and 214,507,773 shares issued and outstanding)	100,758	214,508
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	1,109,712	5,115,356
Accumulated deficit	(5,920,579)	(5,705,494)
Total stockholders' deficiency in assets	(4,772,609)	(438,130)
Total liabilities and stockholders' deficiency in assets	$5,383	$109,704

See accompanying notes to consolidated financial statements.

TOT ENERGY, INC. f/k/a SPLINEX TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(October 28,
	Year	Year	2003)
	Ended	Ended	Through
	March 31, 2007	March 31, 2008	March 31, 2008
Net sales	$1,793	$98	$3,911

Operating Expenses
Sales and marketing	-	-	561,296
General and administrative	371,217	243,111	3,800,545
Research and development	-	-	1,984,516
Total operating expenses	371,217	243,111	6,346,357
Cost of merger and registration	-	-	512,321
Total expense	371,217	243,111	6,858,678

Loss from operations	(369,424)	(243,013)	(6,854,767)

Other income (expense)
Other income from settlements	167,244	568,562	735,806
Interest expense, net	(158,881)	(110,464)	(409,380)
Total other income and expense	8,363	458,098	326,426
Loss before income taxes	(361,061)	215,085	(6,528,341)
Income taxes	-	-	-
Net income (loss)	$(361,061)	$215,085	$(6,528,341)

Net loss per basic and fully diluted share	$(0.00)	$0.00

Weighted average shares outstanding	100,757,773	104,183,619

See accompanying notes to consolidated financial statements.

TOT ENERGY, INC. f/k/a SPLINEX TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

								Total
						Additional		Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Deficiency
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	in Assets
Common stock issued $0.001 per share effective at inception on October 28, 2003	-	$-	95,000,000	$95,000	$-	$(94,999)	$-	$1
Additional capital contributed during period			-	-		849,999	-	849,999
Net loss	-	-	-	-	-	(822,847)	-	(822,847)
Balance at March 31, 2004	-	-	95,000,000	95,000		(67,847)	-	27,153
Capital contributions	-	-	-	-		1,150,000	-	1,150,000
Shares issued as executive compensation and other non-cash expenses	-	-	670,273	670	-	23,896	-	24,566
Shares issued in Merger	-	-	5,000,000	5,000	-	(5,000)	-	-
Net loss	-	-	-	-	-	-	(3,296,189)	(3,296,189)
Balance at March 31, 2005	-	-	100,670,273	100,670	-	1,101,049	(3,296,189)	(2,094,470)
Acquisition of treasury stock	-	-	-	-	(62,500)	-	-	(62,500)
Stock options exercised	-	-	87,500	88	-	8,663	-	8,751
Net loss	-	-	-	-	-	-	(2,263,329)	(2,263,329)
Balance at March 31, 2006	-	-	100,757,773	100,758	(62,500)	1,109,712	(5,559,518)	(4,411,548)
Acquisition of treasury stock	-	-	-	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(361,061)	(361,061)
Balance at March 31, 2007	-	-	100,757,773	100,758	(62,500)	1,109,712	(5,920,579)	(4,772,609)
Stock options vested	-	-	-	-	-	8,000		8,000
Shares issued for debt	-	-	113,500,000	113,500		3,657,297	-	3,770,797
Related party debt settlement	-	-	-	-	-	320,597	-	320,597
Shares issued to former employee	-	-	250,000	250	-	19,750	-	20,000
Net income	-	-	-	-	-	-	215,085	215,085
Balance at March 31, 2008	-	$-	214,507,773	$214,508	(62,500)	$5,115,356	$(5,705,494)	$(438,130)

See accompanying notes to consolidated financial statements.

TOT ENERGY, INC. f/k/a SPLINEX TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cummulative
			From Inception
	Year	Year	(October 28, 2003)
	Ended	Ended	Through
	March 31, 2007	March 31, 2008	March 31, 2008
Cash flows from operating activities:
Net income / (loss)	$(361,061)	$215,085	$(6,528,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,340	-	71,817
Share based compensation	-	28,000	60,179
Non cash interest expense Interest Expense	158,004	110,464	402,715
Settlement of accounts payable	-	(307,651)	(307,651)
Settlement of accrued severance	-	(260,911)	(260,911)

Changes in operating assets and liabilities:
Prepaid expenses	53,417	(15,367)	(20,500)
Due to related parties	-	-	138,261
Software License	-	(1,197)	(1,197)
Deposits	9,881	-	-
Accounts payable	(5,884)	(60,222)	496,901
Accrued expenses	(182,166)	(178,445)	268,732
Total adjustments	40,592	(685,329)	848,346
Net cash used in operating activities	(320,469)	(470,244)	(5,679,995)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	831	-	-
Net cash used in investing activities	831	-	(79,429)

Cash flows from financing activities:
Contributed capital from equity investors	-	-	2,000,000
Note payable related party	310,431	558,000	3,847,431
Net cash provided by financing activities	310,431	558,000	5,847,431

Net increase (decrease) in cash	(9,207)	87,756	88,007
Cash at beginning of period	9,458	251	-
Cash at end of period	$251	$88,007	$88,007

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in restructuring	$-	$-
Common stock issued to extingush debt	$-	$3,771,048

See accompanying notes to consolidated financial statements.

TOT ENERGY, INC. f/n/a SPLINEX TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

TOT Energy, Inc. ( “Company” or “TOT”), f/n/a Splinex Technology, Inc, .was organized under the laws of the State of Delaware as a wholly owned subsidiary of Splinex, LLC, a Florida limited liability company (the “Predecessor”), to conduct the business and operations of the Predecessor. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), the Predecessor contributed substantially all of its assets, liabilities and operations to Technology. The financial statements include the accounts of SplinexTechnology, Inc. and the Predecessor (combined, the “Company”), and all material intercompany transactions have been eliminated. The Company was a Shell Company until January 1, 2008 when TOT began pursuing acquisitions in the oil and gas industry.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of TOT Energy, Inc., formerly known as Splinex Technology, Inc. and Antao Ltd., a limited liability company formed under the laws of Russia. Antao Ltd. was a subsidiary of Splinex during fiscal 2007 only.

Business Activity

In 2004, the Company began developing visualization software, and commenced selling the software in 2005. Due to lack of significant sales, the Company substantially reduced its workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, began loaning the Company money to fund its operations.

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave Splinex, LLC a substantial majority of the outstanding common shares (the “Splinex Restructuring”).

On December 17, 2007, TGR Capital, LLC acquired the controlling interest in Splinex and changed the Company’s business strategy to focus on service companies in the oil and gas sector. The Company has minimal sales and no sales contracts and is considered to be in the development stage as of March 31, 2008. TOT was classified as a shell company until January 1, 2008 when a business direction was chosen and the Company began to seek acquisitions in the oil and gas service industry.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At March 31, 2008 and 2007 the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2008 and 2007, the Company had no deposits in excess of FDIC insured limits.

Foreign Currency Transactions

All transactions of the Company are denominated in U.S. dollars. The Company has not engaged in foreign currency hedging activities.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. Stock options for 100,000 shares of stock were granted to Stuart Murdoch for his efforts as a board of director. At March 31, 2008, the Company has 100,000 options outstanding under its plan.

Software Development Costs

The Company no longer develops software. Prior to December 17, 2007, the Company accounted for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development cost are capitalized. Capitalization of these costs ceases when the product is ready for production. The Company has expensed all software development costs since Inception.

Revenue Recognition

The Company’s revenues, net of sales returns and other allowances, were from the licensing of products. The Company recognized revenues in accordance with Statement of Position or “SOP” 97-2, “Software Revenue Recognition,” as amended, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and Staff Accounting Bulletin or “SAB” 104, “Revenue Recognition.” The Company will recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, vendor-specific objective evidence exists for all undelivered elements of the arrangement and collection is determined to be probable.

Fixed assets

The Company depreciates computer equipment and software over the useful lives of such assets, generally three years. Fixed assets, consisting mainly of computer equipment are fully depreciated.

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

During fiscal 2007, the Company had a loss of $361,061 and consequently no common stock equivalents were included in the calculation of earnings per share. At March 31, 2007, the Company had 550,000 options outstanding that were not included in earnings per share. These options expired during fiscal 2008 and the company issued an additional 100,000 options to director Murdoch for services. These options are not part of earnings per share calculation for fiscal 2008 as they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under the notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. An impairment loss of $20,000 and $0 was recorded during the fiscal years ended March 31, 2007 and 2008, related to accounting software licenses no longer in use.

Other Income

Other income reflects gains from settlement for less than face value of various obligations due to vendors and former employees.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals. Management’s plans are to acquire companies in the oil and gas service business. TOT Energy plans to use stock, where appropriate, to fund a portion of these acquisitions.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007 and 2008:

	2007	2008
Office and computer equipment	$4,000	$4,000
Computer software	-	-
	4,000	4,000
Less accumulated depreciation	(4,000)	(4,000)
	$-	$-

Depreciation expense was $7,340 and $0 for the fiscal years ending March 31, 2007 and 2008, respectively. Computer equipment and software no longer in service were considered disposed at March 31, 2007.

NOTE 4. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or paid by the Company. Accrued expenses also include severance and other wage-related expenses due to former employees. At March 31, 2007 and 2008, accrued expenses consisted of the following:

	March 31, 2007	March 31, 2008
Accrued severance and termination obligations	$467,416	$-
Audit	24,000	30,000
Accrued vacation and wages	9,511	-
Other accrued expenses	-	249
Accrued Cost of Software License	-	2,392
	$500,927	$32,641

NOTE 5. STOCKHOLDERS’ EQUITY

The Company has the authority to issue 400,000,000 shares of common stock, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company has the authority to issue 100,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

In October 2005, a former employee forfeited 250,000 restricted shares of the Company's common stock. The Company has recorded the forfeited restricted stock as treasury stock at $62,500 based upon the closing price of the common stock on the date of forfeiture.

NOTE 6. STOCK OPTIONS AND STOCK GRANTS

No options were granted during fiscal 2007. For fiscal 2008, 100,000 options were granted to a director as compensation as a member of the board of directors.

The following table summarizes the changes in stock options for the two years ending March 31, 2008.

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term	Intrinsic Value
Outstanding at March 31, 2006	800,000	$0.10	8.8	$-
Granted	-
Exercised	-
Forfeited or expired	(250,000)	$0.10	7.8
Outstanding at March 31, 2007	550,000	$0.10	8.8	$-
Granted	100,000	$0.25	9.8	$8,000
Forfeited or expired	(550,000)	$0.10	6.8	$-
Exercisable at March 31, 2008	100,000

During the quarter ending March 31, 2005, the Company adopted the provisions of SFAS No. 123 for accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. No options were granted in fiscal 2006 or 2007. Grant of 100,000 options was made to our outside director in February, 2008. The following assumptions were utilized to derive an $8,000 charge to income for this grant:

Volatility:	250%
Stock Price:	$0.08
Strike Price:	$0.25
Option Life:	5 years
Risk Free Rate:	5%

NOTE 7. DEBT DUE TO RELATED PARTY

As of March 31, 2008, TOT owes Splinex, LLC $500,000 which is classified as a related party payable. There is no written agreement between the parties and no interest has been charged or recorded.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At March 31, 2007 and 2008, the Company had cumulative federal net operating loss carry forwards (NOL) of approximately $5.4 million and $5.5 million, respectively. The Company has never filed Federal tax returns, and may be subject to certain fines and penalties. The NOL expires beginning in December 2025. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards will be limited.

The net provision (benefit) for income taxes consisted of the following at March 31, 2007 and 2008:

	2007	2008
Current Federal income taxes	$-	$-
Deferred income tax benefit	(215,000)	(215,000)
Change in valuation allowance	215,000	215,000
Total income tax provision	$-	$-

Significant components of the Company's deferred tax assets at March 31, 2007 and 2008 are as follows:

	2007	2008
Net operating loss carryforwards	$1,930,000	$1,930,000
Accrued compensation and other	180,000	180,000
	2,110,000	2,110,000
Valuation allowance for deferred tax assets	(2,110,000)	(2,110,000)
Net deferred tax asset	$-	$-

Reconciliation between actual income taxes and amounts at March 31, 2006 and 2007 computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

	2007	2008
U. S. Federal statutory rate on loss before income taxes	34.0%	34.0%
State income tax, net of federal tax benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-37.6%
Total income tax provision	0.0%	0.0%

NOTE 9. RELATED PARTY TRANSACTIONS

On January 1, 2004 and February 1, 2004, the Company entered into consulting agreements with two members of the Predecessor, one of whom is also director of the Company. The consulting agreements engage the members to provide consulting services including providing advice regarding equity restructuring, business planning, strategic planning, and international licensing in exchange for $100,000 per year, or a monthly fee to each consultant of $8,333. General and administrative expenses for the years ended March 31, 2007 and 2008 include consulting fees under these agreements of $150,000 and $0, respectively. Accounts payable includes $150,000 and $0 due to the related party consultants at March 31, 2007 and March 31, 2008, respectively. These consulting agreements were terminated effective December 31, 2006 and amounts owed by the Company forgiven.

In December 2007, Bzinfin, S.A., a company that is affiliated with the Company through common ownership, agreed to loan Splinex, LLC $500,000 to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex, LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex, LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex, LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex, LLC, thereby giving TGR control over Splinex, LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex, LLC of which 8,500,000 shares will be issued to Bzinfin and 2,125,000 will be issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. Splinex, LLC owned 98,157,334 shares of the Company as of December 17, 2007 and now owns 201,263,749 shares. The Company had 100,757,773 shares outstanding at December 17, 2007 and now has 214,507,773shares outstanding after the completion of the Exchange Agreement.

Until December 17, 2007, the Company shared personnel with Ener1, Inc. and Ener1 Group, Inc., entities affiliated with the Company by common ownership and through common control. Accordingly, amounts have been allocated to and from the Company for the services of personnel and other expenses. The Company incurred rent expense for its office space under a sublease with Ener1 Group, Inc. in the amounts of $11,575 and $0 for the years ended March 31, 2007 and 2008, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has a three month rolling lease obligation for office space which expires in August, 2008. Monthly occupancy expense is approximately $8,600.

NOTE 12. SUBSEQUENT EVENTS

We will enter into employment agreement with Mike Zoi, our CEO and director at an annual salary of $350,000 plus normal fringe benefits including health insurance. The salary will be accrued initially and paid when the cash flow of the company allows. This agreement will be effective June 1, 2008.

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

During fiscal year 2008, the Company hired a full-time CFO, Jonathan New. There were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B: Other Information

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material affect on our company.

Changes in Control of Registrant.

On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex, LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex, LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex, LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by Mike Zoi, a related party, 1) acquired the membership interests in Splinex, LLC, thereby giving TGR control over Splinex, LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex, LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. Splinex, LLC owned 98,157,334 shares of the Company as of December 17, 2007 after the transfer and now owns 201,263,749 shares after the Exchange Agreement. The Company had 100,757,773 shares outstanding at December 17, 2007 and now has 214,507,773shares outstanding after the completion of the Exchange Agreement.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers

The following table sets forth information regarding our directors and executive officers.

Name	Age	Position	Director or Officer Since
Mike Zoi	41	CEO, Director	2004
Curtis Wolfe	44	EVP, General Counsel, Secretary, Director	2007
Stuart Murdoch	41	Director	2008
Jonathan New	48	Chief Financial Officer	2008

Each of our directors will hold office until our next meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Mr. Zoi also serves as a Director of Ener1 Group, a privately held investment firm which he co-founded. Mike is responsible for strategy and directly manages all senior executives. Mike also directs all mergers and acquisitions. His expertise includes strategic development, branding, corporate alliances, corporate websites and investor relations. Earlier in his career, Mike worked in international finance and business development.

Mr. Wolfe served as Chief Operating Officer, Executive Vice President and General Counsel of private equity company Ener1 Group, Inc., the largest shareholder of alternative energy company Ener1, Inc. Curtis has been a director of TOT Energy, Inc. since 2004 except for a three month period beginning August 31, 2007 and ending December 18, 2007. Prior to Ener1 Group, he was a partner in an international law firm based in Miami where he focused on mergers and acquisitions, start-up company financing, franchising and intellectual property. His experience also includes equity and debt offerings and compliance with reporting requirements for publicly traded companies. Mr. Wolfe served 11 years in the United States Air Force. Curtis has a BIS in English, Mathematics and Latin American Studies from Weber State University and a JD from the University of Iowa College of Law, where he graduated with distinction.

On February 8, 2008, the Board of Directors named Stuart Spence Murdoch to the Board of Directors effective February 15, 2008. Mr. Murdoch is a British citizen and resident who is presently a Partner and CEO of Ceema Capital LLP, a London based FSA regulated Investment Advisory Firm. Prior to setting up Ceema Capital LLP, Mr. Murdoch was a Director of local market foreign exchange and interest rate trading at ABM Amro. In addition, Mr. Murdoch has held positions at AIG International, Bank of America International, Goldman Sachs, Barclays Capital and Chase Manhattan Bank. Mr. Murdoch is a graduate of Exeter University in England. Mr. Murdoch will receive options to purchase 100,000 shares of the Company’s common stock, pursuant to the 2004 Stock Option Plan with an exercise price of $0.25 per share.

On March 10, 2008, Jonathan New joined TOT Energy as Chief Financial Officer. Jonathan served as Chief Operating Officer of Ener1 Group, Inc. from 2001 to 2003. Subsequent to that, Mr. New provided counsel to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1, Mr. New held Controllership and Chief Financial Officer positions with companies including Haagen-Dazs, RAI Credit Corporation and Prudential of Florida. Mr. New obtained a BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Board composition

Effective February, 2008, our board of directors consisted of three members. The number of directors may change from time to time, solely as determined by resolution adopted by a majority of the board of directors. Our bylaws require a minimum of one director and allow a maximum of nine directors.

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

Item 10. Executive Compensation

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2008 to our Chief Executive Officer and President and our other executive officers who earn more than $100,000 annually in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)
Mike Zoi, Chief Executive Officer	2008	$-	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-	$-

Jonathan New, Chief Financial Officer	2008	$8,167	$-	$-	$-	$-	$8,167

Curtis Wolfe, Executive Vice President, General Counsel	2008	$-	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-	$-

Gerard Herlihy, President and Chief Financial Officer (Resigned 2/28/08)	2008	$25,385	$25,000	$-	$-	$-	$50,385
	2007	$60,000	$-	$-	$-	$-	$60,000

Peter Novak, Chief Executive Officer (Resigned 12/17/08)	2007	$-	$-	$-	$-	$-	$-

Mike Zoi became Chief Executive Officer on December 17, 2008 effective with his purchase of member interests in Splinex, LLC. Mike has elected not to receive salary, bonus, stock awards or other compensation through May 31, 2008, (see subsequent events on page 21).

Jonathan New joined us on March 10, 2008. Jon’s base salary is $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives. Jon is also expected to participate in an equity incentive compensation plan.

Curtis Wolfe serves as Executive Vice President and General Counsel of TOT Energy. Curtis has received no compensation for 2007 and 2008 from TOT Energy. Curtis’ was remunerated by Ener1 Group, Inc. in 2007 and 2008 (through August 31, 2007) for services provided to TOT Energy. Between December 17, 2007 and March 31, 2008, Curtis was paid for services provided to TOT Energy by related companies controlled by Mike Zoi.

Gerald Herlihy was President and Chief Financial Officer until his resignation to work full-time for Ener1, Inc on February 28, 2008. Jerry was paid $60,000 from Splinex in 2007 while receiving salary from Ener1 as well. Jerry earned $50,385, for his services through February 28th.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Stuart Murdoch	100,000	100,000	-	$0.25	February 6, 2013

2008 DIRECTOR COMPENSATION

During fiscal 2008, Stuart Murdoch received options to purchase up to 100,000 shares of company stock with a strike price of $0.25. These options vested immediately upon grant. Based on a Black-Sholes valuation, the options have an intrinsic value of $8,000 ($0.08/share) and compensation expense in this amount was recorded on the Profit and Loss Statement. Stuart’s options were granted on February 8, 2008 and have a life of five (5) years from date of grant. The following assumptions were used to derive the compensation expense for the options:

Volatility:	250%
Stock Price Today:	$0.08
Strike Price:	$0.25
Option Life:	5 years
Risk Free Rate:	5%

Employment Agreements

None. See subsequent events regarding intent to enter into employment agreement with Mike Zoi for annual salary of $350,000 which will be accrued but not paid until the Company’s cash flow permits.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of March 31, 2008 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our Chief Executive Officer, our named executive officers, and our directors and named executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of December 18, 2007 there were 100,757,773 shares of common stock outstanding. Under an Exchange Agreement dated December 18, 2007, the Company issued 113,500,000 newly issued shares of the Company to Splinex, LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to Alexander Malovik. Splinex, LLC owned 98,157,334 shares of the Company as of December 17, 2007 and now owns 201,263,749 shares as a result of the Exchange Agreement. The Company had 100,757,773 shares outstanding at December 17, 2007 and 214,507,773 shares outstanding after the completion of the Exchange Agreement. We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o TOT Energy, Inc., 201 South Biscayne Blvd; Suite 2884; Miami, FL 33131.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial owner (number of common shares)	Percent of Class

Mike Zoi (1)	201,263,749	93.8%
Stuart Murdoch (2)	100,000	0.0%
Curtis Wolfe	-	0.0%
Jonathan New	-	0.0%

(1)	Mike Zoi has dispositive and voting power over the shares of our common stock held by Splinex, LLC.
(2)	Stuart Murdoch was granted 100,000 options for joining board of directors.

Item 12. Certain Relationships and Related Transactions.

In December 2007, Bzinfin agreed to loan Splinex, LLC $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from Splinex, LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex, LLC for nominal consideration, and 2) Bzinfin and Ener1 Group assigned debt obligations to Splinex, LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital LLC, a Florida limited liability company (“TGR”) controlled by a related party, 1) acquired the membership interests in Splinex, LLC, thereby giving TGR control over Splinex, LLC, and 2) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company issued 113,500,000 newly issued shares of the Company to Splinex, LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to Alexander Malovik. Splinex, LLC owned 98,157,334 shares of the Company as of December 17, 2007 now owns 201,263,749 shares after the completion of the Exchange Agreement. The Company had 100,757,773 shares outstanding at December 17, 2007 and has 214,507,773shares outstanding at March 31, 2008.

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

Curtis Wolfe is our general counsel and secretary. Curtis received compensation for services from a related company and was paid nothing from TOT Energy in 2007 or 2008.

Our company and Splinex, LLC

In connection with our formation and in return for the issuance of all of our outstanding common stock, Splinex, LLC agreed to contribute to us substantially all of its assets and liabilities. This contribution occurred as of April 1, 2004. We recorded this transaction at the book value of the assets and liabilities at the date of transfer. Splinex, LLC no longer conducts any operations but will continue to hold our common stock.

Splinex, LLC owns approximately 94% of our outstanding common stock.

TGR Capital, LLC, which is owned by Mike Zoi, is the member and manager of Splinex, LLC.

Loan Agreement

The Company has an intercompany loan payable of $500,000 with Splinex, LLC. There is no formal written agreement between the companies and there are plans to refinance the non-interest bearing, intercompany loan with an interest bearing, demand note, during the second half of calendar 2008.

Ener1 Inc.

Mr. Herlihy performed services for both Ener1, Inc. and TOT Energy. TOT Energy paid $60,000 of Mr. Herlihy’s annual salary as President and Chief Financial Officer of the Company. During 2008, TOT Energy paid Jerry $25,385 in salary and $25,000 in bonus.

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation

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

10.4
Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7
Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8
Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9
Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10
Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11
Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12
Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.15
Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16
Reseller Agreement between Waterloo Maple Inc. and TOT Energy, Inc. dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

10.17
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated by reference to Exhibit 10.2 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

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

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees.   The aggregate fees, including expenses, billed by our current principal accountant in connection with the audit of our annual financial statements and review of regulatory filings including the financial statements included in our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB was $54,647 for fiscal 2007 and $57,499, for fiscal 2008.

Audit Related Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to the audit for the years ended March 31, 2008 and 2007 were $0.

Tax Fees. The aggregate fees, including expenses, billed by our former and current principal accountants for services reasonably related to tax services during the fiscal years ending March 31, 2008 and 2007 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other services rendered to us by our former and current principal accountants during fiscal 2008 and 2007 were $0.

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

TOT Energy, Inc.

May 31, 2008	by: /S/ Mike Zoi
Mike Zoi
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

May 31, 2008	by: /S/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)