Form 10KSB/A
period 2008-03-31
TOT Energy
filed 2008-07-21
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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

The aggregate market value of the voting common equity held by non-affiliates was $3,248,506 based upon the last traded price of $0.25 per share on July 17, 2008.

At July 21, 2008, the number of shares outstanding of the issuer’s common stock was 214,507,773 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

On June 19, 2008, TOT Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

This Amendment to Form 10-KSB of the Company is being filed solely to amend the following:

To correct the signature on Exhibit 32.1Certification which was filed pursuant to the Sarbanes-Oxley Act of 2002.

The amendment set forth above is the only portion of the Company’s Annual Report on Form 10-KSB being amended by this Form 10-KSB/A. This Amendment does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008 filed June 19, 2008.