Form 10-Q
period 2008-06-30
TOT Energy
filed 2008-08-14
CIK 1293330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission file number 333-116817

TOT Energy, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 S. Biscayne Blvd.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At June 30, 2008, the number of shares outstanding of the issuer’s common stock was 214,507,773 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TOT ENERGY, INC.
Form 10-Q
For the Quarter Ended June 30, 2008
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	CONDENSED UNAUDITED BALANCE SHEETS – AS OF JUNE 30, 2008 AND March 31, 2008.	3

	CONDENSED UNAUDITED STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2008	4

	CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS - FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 28, 2003) THROUGH JUNE 30, 2008	5

	Notes to Condensed Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures	12

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED BALANCE SHEETS

	March 31, 2008	June 30, 2008
ASSETS
Current assets
Cash	$88,007	$-
Prepaid expenses and other	20,500	12,587
Total current assets	108,507	12,587
Property and equipment, net	-	-
Deposits	-	500
Accounting software license	1,197	-
Total assets	$109,704	$13,087

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	15,193	5,250
Accrued expenses	32,641	127,430
Due to related parties	500,000	621,824
Total liabilities	547,834	754,504

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 400,000,000 shares authorized and 100,757,773 and 214,507,773 shares issued and outstanding)	214,508	214,508
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	5,115,356	5,115,356
Accumulated deficit	(5,705,494)	(6,008,781)
Total stockholders' deficiency in assets	(438,130)	(741,417)
Total liabilities and stockholders' deficiency in assets	$109,704	$13,087

See accompanying notes.

TOT ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
	Three Months	Three Months	(October 28, 2003)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008
Net sales	$98	$-	$3,911
Operating Expenses
Sales and marketing	-	-	561,296
General and administrative	32,210	303,287	4,103,832
Research and development	-	-	1,984,516
Total operating expenses	32,210	303,287	6,649,644
Cost of merger and registration	-	-	512,321
Loss from operations	(32,112)	(303,287)	(7,158,054)
Other income (expense)
Other Income from Settlements	-	-	735,806
Interest expense, net	(41,354)	-	(409,380)
Loss before income taxes	(73,466)	(303,287)	(6,831,628)
Income taxes	-	-	-
Net loss	$(73,466)	$(303,287)	$(6,831,628)
Net loss per basic and diluted share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	100,757,770	214,507,773

See accompanying notes.

TOT ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

			Cummulative
			From Inception
	Three Months	Three Months	(October 28, 2003)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008
Cash flows from operating activities:
Net loss	$(73,466)	$(303,287)	$(6,831,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,197	71,817
Share Based Compensation	-	-	60,179
Non cash interest expense	41,354	-	402,715
Settlement of accounts payable	-	-	(307,651)
Settlement of accrued severance	-	-	(260,911)

Changes in operating assets and liabilities:
Prepaid expenses	5,133	7,913	(12,587)
Due to related parties	-	121,824	260,085
Deposits	-	(500)	(500)
Accounts payable	-	(9,943)	486,958
Accrued expenses	4,244	94,789	363,521
Total adjustments	50,731	215,280	1,063,626
Net cash used in operating activities	(22,735)	(88,007)	(5,768,002)

Cash flows from investing activities:
Purchase of equipment	-	-	(79,429)
Employee loans and advances, net	-	-	-
Net cash used in investing activities	-	-	(79,429)

Cash flows from financing activities:
Contributed capital from equity investors	-	-	2,000,000
Note payable related party	23,400	-	3,847,431
Net cash provided by financing activities	23,400	-	5,847,431
Net increase (decrease) in cash	665	(88,007)	-
Cash at beginning of period	251	88,007	-
Cash at end of period	$916	$-	$-

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Non-cash interest expense	$41,354	$-	$41,354
Common Stock issued to extingush debt	$-	$-	$3,771,048

See accompanying notes.

TOT ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

TOT Energy, Inc. ( “the Company”) was organized under the laws of the State of Delaware as a wholly owned subsidiary of TGR Energy, LLC, a Florida limited liability company formerly known as Splinex Technology, Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2008. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2008 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Basis of Presentation

The interim financial statements include only the accounts of TOT Energy, Inc. for the quarters ending June 30, 2008 and 2007. Beginning with the quarter ending September 30, 2008, we will consolidate the accounts of our new subsidiary, TOT-SIBBNS, a limited liability company formed under the laws of Russia. All material intercompany accounts and transactions will be eliminated in this consolidation. We will also consolidate our new subsidiary Korlea-TOT, a limited liability company formed under the laws of the Czech Republic (see subsequent events note 6).

Business Activity

TOT Energy, Inc. is working to acquire a portfolio of energy related assets in Eastern Europe and Central Asia using the Company’s stock, where appropriate, to fund the majority of acquisition costs. The Company’s activities are expected to include the exploration, development and marketing of crude oil and natural gas. Prior to 2008, the Company developed computer software products (the “Prior Business”).

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At June 30, 2008 the Company had no cash equivalents. The Company maintains its cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. For the quarter-ended June 30, 2008, and 2007, the bank balance did not exceed the FDIC limit.

Foreign Currency Transactions

The Company pays some operating expenses in foreign currencies. Most of these expenses are occupancy related. All amounts paid in foreign currency are translated into U.S. dollar when paid. The Company does not engage in any currency hedging activities.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. The Company adopted SFAS 123R during the quarter ending March 31, 2005. No options were granted or exercised during the three months ending June 30, 2008. At June 30, 2008, the Company had 100,000 options outstanding under its plan, all of which are vested, with an exercise price of $0.25 per share and with a remaining contractual term of 6.75 years. See subsequent events (Note 6) for a description of stock options issued after June 30, 2008.

Software Development Costs

With regards to its Prior Business, the Company accounted for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product were considered research and development costs and were expensed as incurred. When the technological feasibility of a software product had been established using the working model approach, development cost were capitalized. Capitalization of these costs ceased when the product was ready for production. The Company expensed all software development costs since Inception.

Revenue Recognition

With regards to its Prior Business, the Company’s revenues, net of sales returns and other allowances, were from the licensing of products. The Company recognized revenues in accordance with Statement of Position or “SOP” 97-2, “Software Revenue Recognition,” as amended, SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and Staff Accounting Bulletin or “SAB” 104, “Revenue Recognition.” The Company recognized revenues when persuasive evidence of an arrangement existed, delivery occurred, the vendor’s fee is fixed or determinable, vendor-specific objective evidence exists for all undelivered elements of the arrangement and collection is determined to be probable.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options. For the three months ended June 30, 2008 and 2007, the weighted-average number of common shares outstanding excludes 100,000 and 262,500 common stock equivalents because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under notes payable. The Company believes that the carrying amounts approximate fair value, due to their short-term maturities and current interest rates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three months ended June 30, 2008 or for the three months ended June 30, 2007.

NOTE 2. GOING CONCERN CONSIDERATIONS

Several factors raise significant doubt as to our ability to continue operating as a  going concern. The Company is in the development stage and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals.

In December 2007, a related party structured a transaction that provided funding to settle existing debts of the Company at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave TGR Energy, LLC substantial majority of the outstanding common shares (the “TGR Restructuring”). The Company expects to acquire or merge with one or more companies (see subsequent events note 6).

The Company has borrowed $503,526 from TGR Energy, LLC, $109,881 from Kazo, LLC and $8,507 from Open Film, LLC. All of these companies are managed and controlled by Mike Zoi (also see note 4). The related party loans are non-interest bearing and there is no interest accrued at June 30, 2008.

Management believes that actions presently being taken, as described herein, provide the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period that either have not been billed by the provider or are expenses that are estimated for services provided. At June 30, 2008 and March 31, 2008, accrued expenses consisted of the following:

	March 31, 2008	June 30, 2008
	$-	$-
Audit	30,000	25,080
Accrued wages	-	71,758
Other accrued expenses	249	20,792
Insurance financing	-	9,800
Accrued Cost of Software License	2,392	-
	$32,641	$127,430

NOTE 4. RELATED PARTIES TRANSACTIONS

Debt

The Company has the following debts due to related parties. These amounts are non-interest bearing.

Related Party	March 31, 2008	June 30, 2008
Kazo, LLC	$-	$109,881
Open Film, LLC	-	8,507
TOT Energy GA	-	(90)
TGR Energy, LLC	500,000	503,526
Totals	$500,000	$621,824

Other

See subsequent event Note 6.

NOTE 5. TGR RESTRUCTURING

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable which were exchanged for newly issued common shares of the Company, and gave TGR Energy, LLC substantial majority of the outstanding common shares (the “TGR Restructuring”).

In December 2007, Bzinfin agreed to loan TGR Energy, LLC $500,000 to lend to the Company to be used to fund the settlement of certain financial obligations and the costs of audit and filing financial reports with the SEC. On or about December 17, 2007, under a Purchase Agreement, 1) certain holders, who had received shares in the Company as distributions from TGR Energy, LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to TGR Energy, LLC for nominal consideration. Under a Purchase Agreement dated December 17, 2007, TGR Energy, LLC, a Florida limited liability company (“TGR”) controlled by a related party, (i) acquired the membership interests in TGR Energy, LLC, thereby giving TGR control over TGR Energy, LLC, and (ii) agreed to repay the Bzinfin loan of $500,000. Under an Exchange Agreement dated December 18, 2007, the Company issued 113,500,000 newly issued shares of the Company to TGR Energy, LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to Alexander Malovik in exchange for the Bzinfin and Ener1 Group notes. TGR Energy, LLC owned 98,157,334 shares of the Company as of December 17, 2007, after the transfer and owned 201,032,334 shares after the completion of the Exchange Agreement. The Company had 100,757,773 shares outstanding at December 17, 2007, and had 214,507,773 shares outstanding after the completion of the Exchange Agreement.

NOTE 6. SUBSEQUENT EVENTS

On July 18, 2008, the Company executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS (the “TOT Interest”), a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of  Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed all of the assets and business of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of the Company’s common stock. The assets were appraised at more than $6 million at the time of contribution and the Company is obligated to the issue an additional 2,000,000 shares to owner of SIBBNS when TOT SIBBNS achieves $10,000,000 in cumulative revenues. If on the third anniversary of the acquisition of the TOT Interest, the Company’s stock price is not at least $1.00 per share, the Company will have the option of making an additional payment to the JV Partner or returning the TOT Interest to the JV Partner at the discretion of the Company.

The Company expects to receive all the fixed assets and portion of other assets and liabilities.
The following represents the fair value of the assets and liabilities of SIBBNS:

Cash	$171,385
Trade accounts receivable	946,210
Inventory	20,135
Taxes recievable	10,749
Prepayments and other assets	89,068
Fixed Assets (fair value per appraisal)	6,062,000
Accounts payable	699,147
Accrued expenses	97,992
Taxes payable	142,439
Long term loan	67,179

Net Assets:	$6,292,860

The Company formed a joint venture, Korlea-TOT Energy s.r.o., in July 2008 with its Czech Republic partner Korlea Invest. The Company invested $56,000 to provide the 51% of share capital that the Company owns for this newly formed limited liability company in the Czech Republic. The Company financed this investment through a related party Note with Kazo, LLC. Korlea-TOT Energy s.r.o. will engage in marketing and trading of oil and natural gas in Eastern Europe. The Company will issue Alexander Kaplan 350,000 newly issued shares of Company stock for his assistance in completing this transaction.

On August 7, 2008, the Company and TGR Energy, Inc., the Company’s 94% stockholder entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which TGR Energy has agreed to invest up to $2,000,000 (the “Investment Amount”) in exchange for 100,000,000 shares of the Company’s common stock and 50,000,000 warrants to purchase the Company’s common stock with exercise price of $0.05. Pursuant to the Subscription Agreement, TGR Energy will fund the Investment Amount as required in the Company’s operational budget. TGR Energy’s obligation to fund the Investment Amount will be reduced by any future third party investments in the Company.

On August 13, 2008, the Board approved (i) the issuance of 100,000 immediately vested stock options to Curtis Wolfe for his services as a board member of the Company and (ii) the issuance of 1,000,000 stock options to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his options. Mr. New’s stock options will vest over three years. Both sets of options will have a life of 7 years and a strike price of $0.25.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; the expected release dates and future sales of our products; development of other products; expected hiring levels; marketing plans; increases of selling, general and administrative costs and research and development spending; our product development strategy; financing requirement and capital raising plans.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; our ability to protect our intellectual property; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements.

The following discussion should be read in conjunction with our other filings with the Securities and Exchange Commission and the consolidated interim financial statements and related notes included in this Quarterly Report.

Plan of Operation

In December 2007, a related party structured a transaction that provided funds for the Company to settle its then existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the company, and gave TGR Energy, LLC substantial majority of the outstanding common shares (the “TGR Restructuring”).

The Company is working to build a diversified portfolio of energy assets through acquisition, joint venture and other business structures. The Company’s activities are expected to include the exploration, development, production and marketing of crude oil and natural gas in Russia and other oil producing regions around the world. An investment of up to $2,000,000 will be provided by TGR Energy, LLC as the Company requires additional working capital pursuant to an agreement executed on August 5, 2008.

As of June 30, 2008, we have plans to lease and furnish approximately 3,600 square feet of office space in Miami, Florida. Our temporary space lease terminates in August 2008, but it can be renewed on a month-to-month basis at a slightly higher monthly rate.

We are engaged in various discussions to acquire or formulate joint ventures with energy companies located around the world. Our policy is to disclose a transaction once a definitive agreement has been executed. Where appropriate, acquisitions will be financed with new shares of TOT Energy, Inc. and this will result in substantial dilution to existing stockholders.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and the facts that our company is in the development stage and we have earned minimal revenues to date. We are dependent upon TGR Energy or Mike Zoi to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2008, contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Results of Operations for the Three Month Period Ended June 30, 2008

We reported a net loss of $303,287 or $(0.00) per share for the three months ended June 30, 2008, compared to a loss of $73,466 or $(0.00) per share in the prior year quarter. Weighted average shares outstanding were 214,507,773 and 100,757,770 for the quarters ending June 30, 2008, and 2007 respectively. There were no new shares or options issued during the quarter.

General and administrative expenses for the three months ended June 30, 2008, were $303,287 consisting primarily of payroll expenses ($130,033), professional fees ($81,392), rent ($26,277) and travel ($25,126). General and administrative expenses for the three months ended June 30, 2007, were $32,210. This included wages and benefits of $18,323, professional fees of $6,000 and there was no rent or travel expenses.

Interest expense was $0 for the three months ended June 30, 2008 due to the TGR Restructuring, where the related party debt was exchanged for common shares of the Company. Interest expense for the three months ended June 30, 2007, was $41,354.

Liquidity and capital resources

At June 30, 2008, we had an accumulated deficit of ($6,008,781) and a working capital deficit of (741,917) and a cash overdraft of $800. The Company is dependent upon receiving funds from its controlling stockholder, TGR Energy, LLC, which is controlled by Mike Zoi. Pursuant to an agreement signed on August 5, 2008, TGR Energy, LLC will invest up to $2,000,000 to fund short term working capital requirements in exchange for 100,000,000 shares of the Company’s common stock and 50,000,000 warrants to purchase additional shares of the Company’s common stock with an exercise price of $0.05 and a life of 5 years (see subsequent events note 6). The shares and warrants will be issued within 30 days of any funding under the subscription agreements.

Our goal is to acquire energy related companies or create joint ventures using the stock of the Company, where appropriate, to fund a majority of the acquisition cost.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at June 30, 2008.

Off-balance sheet arrangements

At June 30, 2008, we did not have any off-balance sheet arrangements as defined in item 303(c)(2) of Regulation S-B.

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

As of June 30, 2008, the Company continues as a development stage company as we begin to acquire assets in the energy sector. Our disclosure controls and procedures are inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions.

During the quarter ended June 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Recently Issued Accounting Pronouncements

On May 9, 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

On March 19, 2008, the Financial Accounting Standards Board released Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged.

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

PART II — OTHER INFORMATION

Item 1. Legal proceedings

From time to time, we may be involved in litigation relating to claims arising out of our intellectual property and operations. We are not currently a party to any such proceedings the outcome of which would have a material effect on our company.

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

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.17
Severance Agreement dated November 21, 2005, by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOT Energy, Inc.
Registrant
Date: August 14, 2008	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer and Duly Authorized Officer