Form 10-Q
period 2008-09-30
TOT Energy
filed 2008-11-18
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 000-51108

TOT Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 S. Biscayne Blvd.
Suite 2868
Miami, FL 33131
(Address of principal executive offices)

(305) 913-1622
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At September 30, 2008, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 223,015,373 shares.

TOT ENERGY, INC.
Form 10-QSB
For the Quarter Ended September 30, 2008
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS – AS OF SEPTEMBER 30, 2008 AND MARCH 31, 2008.	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4T.	Controls and Procedures	16

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities	16

Item 6.	Exhibits	18

	Signatures	20

	References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “TOT Energy” refers to TOT Energy, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2008
ASSETS
Current assets
Cash	$88,007	$95,343
Deposits	—	6,000
Costs in excess of billings	—	176,869
Inventory of raw materials	—	44,632
Prepaid expenses and other assets	20,500	19,265
Total current assets	108,507	342,109

Fixed assets
Building	—	218,103
Machinery and equipment	—	4,134,991
Less: accumulated depreciation	—	(55,755)
Total fixed assets (net)	—	4,297,339

Other Assets
Accounting software license	1,197	—
Total assets	$109,704	$4,639,448

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,193	$22,759
Accrued expenses	32,641	414,606
Due to related parties	500,000	803,542
Other short term liabilities	—	17,663
Total liabilities	547,834	1,258,570

Minority Interest	—	72,631

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	—	—
Common stock ($.001 par value, 400,000,000 shares authorized and 214,507,773 and 223,015,373 shares issued and outstanding)	214,508	223,016
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	5,115,356	11,375,080
Accumulated other comprehensive income	—	(79,262)
Accumulated deficit	(5,705,494)	(8,148,087)
Total stockholders equity (deficit)	(438,130)	3,308,247
Total liabilities and stockholders equity (deficit)	$109,704	$4,639,448

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Sales	$—	$309,028	$98	$309,028
Cost of sales	—	281,087	—	281,087
Gross Profit	—	27,941	98	27,941

Operating Expenses
General and administrative	6,850	2,185,744	39,060	2,489,032
Loss from operations	(6,850)	(2,157,803)	(38,962)	(2,461,091)
Other expenses
Interest expense, net	41,376	—	82,730	—
Other Expenses	—	309	—	309
Loss before minority interest	(48,226)	(2,158,112)	(121,692)	(2,461,400)
Minority interest	—	18,807	—	18,807
Income taxes	—	—	—	—
Net loss	(48,226)	(2,139,305)	(121,692)	(2,442,593)
Other comprehensive income
Foreign currency translation	—	(15,920)	—	(15,920)
Comprehensive loss	$(48,226)	$(2,155,225)	$(121,692)	$(2,458,513)

Net loss per share - basic and diluted	$—	$(0.01)	$—	$(0.01)

Weighted average shares outstanding - basic and diluted	100,757,770	217,238,413	100,757,770	215,873,093

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(121,692)	$(2,458,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	51,755
Amortization of accounting software license	—	1,197
Minority interest	—	(18,807)
Share Based Compensation	—	1,789,600
Non cash interest expense	82,730	—

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	5,133	1,235
Costs in excess of billings	—	(176,869)
Inventory of raw materials	—	(44,631)
Deposits	—	(6,000)
Accounts payable	—	7,566
Accrued expenses	10,244	399,629
Related party payables	—	303,542
Total adjustments	98,107	2,308,217
Net cash used in operating activities	(23,585)	(150,296)

Cash flows from investing activities:
Purchase of equipment	—	(2,010)
Net cash used in investing activities	—	(2,010)

Cash flows from financing activities:
Issuance of Common stock	—	103,152
Contributed capital for Korlea-TOT joint venture	—	37,926
Note payable related party	23,400	—
Net cash provided by financing activities	23,400	141,078

Effect of exchange rate changes on cash	—	18,564

Net (decrease) increase in cash	(185)	7,336

Cash at beginning of period	251	88,007
Cash at end of period	$66	$95,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Non-cash interest expense	$82,730	$—
Common stock issued to form joint venture TOT-SIBBNS	$—	$4,375,480
Common stock issued for services provided in formation of joint venture Korlea-TOT	$—	$45,500

See accompanying notes.

TOT ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

TOT Energy, Inc. (the “Company”), formerly Splinex Technology, Inc., was organized on February 6, 2004 under the laws of the State of Delaware as a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company. The Company began its development stage activity on October 28, 2003 (“Inception”), the date of formation of Splinex, LLC, and ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2008. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2008 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Basis of Consolidation

The interim financial statements include the accounts of TOT Energy, Inc. and the accounts of our new 75% joint venture, TOT- SIBBNS, a limited liability company formed under the laws of Russia (also known as the Russian Federation) and our new 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

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

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) which is a provider and trader of electricity in the Czech Republic. The new joint venture, Korlea-TOT is expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At September 30, 2008, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. For the quarters-ended September 30, 2008, and 2007, the bank balance did not exceed the FDIC limit.

Foreign Currency Transactions

The Company’s primary operations are conducted outside the United States and we use foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the three-month period. Assets and Liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. The Company does not engage in any currency hedging activities.

Revenue Recognition

The Company recognizes revenues from contracts on the percentage-of-completion method. Under this method, the completion percentage is measured by the percentage that costs incurred to date bear to total estimated final costs for each contract. For financial statement purposes, income is determined by applying the percentage of completion, determined at the financial statement date to the estimated final gross profit for each contract.

The Company utilizes this method because management believes that it is the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is reasonable to assume that estimates will change in the future. Changes in job performance, job conditions and estimated job profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to final estimated revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract costs include all direct labor, labor burden, material, subcontract, equipment costs, and other indirect costs associated with the contracts. General and administrative expenses are charged to expense as incurred. Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts are included in current assets and current liabilities, respectively, and will be absorbed in the normal course of contract completion.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At September 30, 2007, the Company had 262,500 stock options outstanding. The Company did not issue any options or warrants for the three and six months ended September 30, 2007. For the three and six month periods ended September 30, 2007, the Company had 262,500 vested stock options that were not included in the calculation of earnings per share as they were anti-dilutive. For 2008, the Company had 244,444 vested stock options and 2,578,800 warrants outstanding. For the three and six months ended September 30, 2008, these instruments were excluded from the earnings per share calculation because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term payables and borrowings under related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are non-interest bearing and payable on demand.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three month and six month periods ended September 30, 2008 and 2007.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had been in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company achieving these goals.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have earned minimal revenues to date. We are dependent upon TGR Energy, LLC or Mike Zoi to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2008 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described herein, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

In December 2007, a related party structured a transaction that provided funding to settle existing debts of the Company at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave TGR Energy, LLC substantial majority of the outstanding common shares (the “TGR Restructuring”).

The Company has borrowed $573,527 from TGR Energy, LLC, and $230,076 from Kazo, LLC. These companies are managed and controlled by Mike Zoi, the Company’s president (see note 8). The related party loans are non-interest bearing, demand notes and there is no interest accrued at September 30, 2008.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment is the oil and gas service sector. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts were determined as follows:

	September 30
	2007	2008

Costs incurred on uncompleted contracts	$—	$268,725
Estimated earnings	—	33,863

	—	302,588

Less billed to date	—	125,719

	$—	$176,869

These items have been included in the accompanying balance sheets under the following options:

Cost in excess of billings	$—	$176,869

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have either not been billed by the provider or are expenses that are estimated for services provided. At March 31, 2008 and September 30, 2008, accrued expenses consisted of the following:

	March 31, 2008	September 30, 2008
Professional Fees	$30,000	$19,468
Taxes payable	—	89,931
Accrued cost of software license	2,392	—
Accrued wages	—	301,296
Other accrued expenses	249	3,911
	$32,641	$414,606

NOTE 6. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

On August 7, 2008, the Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR Energy, LLC (“TGR”), wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended.

Pursuant to the terms of the Subscription Agreement, TGR Energy, LLC was issued fully vested warrants to purchase 2,578,800 shares of common stock of the Company for $0.05 per share. TGR Energy, LLC was also issued 5,157,600 shares of common stock of the Company in exchange for funding of $103,152 provided throughout the quarter. A compensation charge of $1,729,656 was recorded as an officer of the Company is also a principal of TGR Energy, LLC and the securities issued were below market value.

On August 13, 2008, the Board of Directors approved (i) the issuance of fully vested options to purchase 100,000 shares of common stock to Curtis Wolfe for his services as a board member of the Company and (ii) the issuance of options to purchase 1,000,000 shares of common stock to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his option grants. Mr. New’s stock options will vest ratably over three years. Both sets of options have a life of 7 years from the date of grant and a strike price of $0.25 per share. Utilizing a Black-Scholes valuation model, at September 30, 2008, the Company recorded compensation expense of $0.10 per share or $10,000 for options granted to Mr. Wolfe and $4,444 for vested options of Mr. New.

On August 25, 2008, in consideration for activities that resulted in the successful joint venture with Korlea-TOT, the Company issued 350,000 shares of restricted TOT-Energy, Inc. common stock to Kaplan Capital, LLC. The stock provided for services was valued based on the market price per share on date of issuance ($0.13 per share) and the Company recorded compensation expense of $45,500.

At September 30, 2008, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 244,444 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.86 years. The Company also had warrants to purchase 2,578,800 shares of common stock outstanding at September 30, 2008 with a strike price of $0.05 per share and a remaining contractual term of 5 years.

NOTE 7. RELATED PARTY TRANSACTIONS

On August 7, 2008, the Company and TGR Energy, LLC, which holds 94% of the Company’s outstanding common stock, entered into a Subscription Agreement pursuant to which TGR Energy has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR Energy will fund the Investment Amount as required in the Company’s operational budget. TGR Energy’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.

TGR Energy, LLC provided an aggregate of $103,153 for the period from August 7, 2008 through September 30, 2008 under the Subscription Agreement and was granted 5,157,600 shares of the Company's common stock and fully vested warrants to purchase 2,578,800 shares of common stock for $0.05 per share. These warrants have a life of five years. The Company recognized $1,729,656 of compensation expense related to this issuance of securities for the quarter. This amount is calculated as the difference between the market price of our common stock at the quarter end ($0.24 at September 30, 2008) and the subscription price of the common shares ($0.02) multiplied by the number of securities issued plus the Black-Scholes valuation of the 2,578,800 warrants issued.

NOTE 8. DEBT DUE TO RELATED PARTIES

The Company borrowed $573,527 from TGR Energy, LLC, and $230,076 from Kazo, LLC. These companies are managed and controlled by Mike Zoi, the Company’s president. The related party loans are non-interest bearing, demand notes and there is no interest accrued at September 30, 2008. As of September 30, 2007, the Company had outstanding borrowings of $500,000 from TGR Energy, LLC, which amount is included in the total outstanding borrowings from TGR Energy at September 30, 2008.

NOTE 9. TGR RESTRUCTURING

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable which was exchanged for newly issued common shares of the Company, and gave TGR Energy, LLC substantial majority of the outstanding common shares. The actions taken to restructure the company are described below:

Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to TGR Energy, LLC of which 8,500,000 shares were issued to Bzinfin, S.A., a British Virgin Islands limited corporation that is indirectly owned by an affiliate of the Ener1 Group, and 2,125,000 shares were issued to Alexander Malovik, a principal of Splinex, LLC, in exchange for the Bzinfin and Ener1 Group notes. TGR Energy, LLC owned 98,157,334 shares of the Company as of December 17, 2007, and after the completion of the Exchange Agreement transactions owns an aggregate of 201,032,334 shares of the Company. The Company had 100,757,773 shares outstanding at December 17, 2007, and had 214,507,773 shares outstanding after the completion of the Exchange Agreement transactions.

NOTE 10. SUBSEQUENT EVENTS

On November 1, 2008, the Company entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus shall be TOT Energy’s exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement automatically continues on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Company will pay Olympus a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, the Company granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of the Company's common stock at ten cents ($.10) per share. The warrants were valued at $468,210, and will be amortized over the seven (7) month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our product and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting the oil and gas business and other factors that may impact our acquisition and development strategy, some of which are beyond the Company’s control and difficult to predict.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; weather; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the market price of oil.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, although we will continue to comply with our obligations under the securities laws.

The following discussion should be read in conjunction with our audited financial statements and notes contained in our annual report on Form 10-KSB for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission and the consolidated interim financial statements and related notes included in this Quarterly Report.

Plan of Operation

In December 2007, the Company’s president structured a loan transaction that provided funds for the Company to settle its then existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the company, and gave TGR Energy, LLC substantial majority of the outstanding common shares of the Company (the “TGR Restructuring”). For more information, see Notes 6, 7 and 9 to the Unaudited Condensed Consolidated Financial Statements.

We are working to build a diversified portfolio of energy assets through acquisition, joint venture and other business arrangements. The Company’s activities are expected to include the exploration, development, production and marketing of crude oil and natural gas in Russia and other oil producing regions primarily in Eastern Europe and Central Asia. Short term financing of $2,000,000 is being provided by TGR Energy, LLC as the Company requires additional working capital, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR Energy has agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR Energy will fund the Investment Amount as required in the Company’s operational budget. TGR Energy’s obligation to fund the Investment Amount will be reduced by any future third party funding or investment in the Company on terms no less favorable than those contained in the Subscription Agreement.

TGR Energy, LLC provided an aggregate of $103,152 for the period from August 7, 2008 through September 30, 2008 under the Subscription Agreement and was issued 5,157,600 shares of the Company's common stock and fully vested warrants to purchase 2,578,800 shares of common stock for $0.05 per share. These warrants have a life of five years. The Company recognized $1,729,656 of compensation expense related to this issuance of securities to a related party. Compensation expense was recorded based on a Black-Scholes valuation of the warrants and the difference between the issue price of $0.02 per share of common stock and the market price of the common stock ($0.24 per share) quoted as of September 30, 2008.

On July 16, 2008, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. Of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad has contributed certain of SIBBNS assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company has appraised the contributed assets at US$6,221,881.

At the closing on July 16, 2008, the Company issued to Bogorad 3,000,000 shares of the Company’s common stock in exchange for a 75% interest in TOT-SIBBNS. The Company is obligated to issue to Bogorad 2,000,000 additional shares of the Company’s common stock upon TOT-SIBBNS obtaining US$10,000,000 in gross revenue during the three-year period following the closing. If TOT-SIBBNS achieves this gross revenue target and Bogorad continues to hold the shares issued pursuant to the JV Agreement on the third anniversary of the closing and the stock price is less than US$1.00 per share, then the Company, in its sole discretion, must either make an additional payment in cash or additional shares of stock to Bogorad in an amount equal to the difference in the value per share and US$1.00 multiplied by the total number of shares held by Bogorad, or, if the Company declines to make such payment, Bogorad may require the Company to return the Company’s interest in TOT-SIBBNS in exchange for a payment to the Company of the fair market value of any assets acquired directly by TOT-SIBBNS (other than the assets initially contributed to the Joint Venture by Bogorad pursuant to the JV Agreement) and 75% of the retained earnings, accounts receivable and cash of TOT-SIBBNS. Bogorad will act as the manager of TOT-SIBBNS. The Company has the ability to appoint a majority of the Board of Directors of TOT-SIBBNS.

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) which is a provider and trader of energy assets in the Czech Republic. The new joint venture, Korlea-TOT is expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.

As of September 30, 2008, we were working to lease and furnish approximately 5,600 square feet of permanent office space in Miami, Florida. Our lease on existing temporary space terminates in November 2008 and we expect to move to other temporary space in Aventura, Florida for approximately six months while we find and renovate permanent space.

From time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with new shares of the Company and this may result in substantial dilution to existing stockholders.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations and, until the second quarter of 2008, have earned minimal revenues. We are dependent upon TGR Energy, LLC or Mike Zoi to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2008 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Results of Operations for the Three Month Period Ended September 30, 2008 and 2007

We reported a net loss of $2,139,305 or $(0.01) per share for the three months ended September 30, 2008, compared to a loss of $48,226 or $(0.00) per share for the quarter ended September 30, 2007. Weighted average shares outstanding were 217,238,413 and 100,757,770 for the quarters ending September 30, 2008, and 2007 respectively. The net loss for the three month period ended September 30, 2008 was negatively impacted by the compensation expense of $1,729,656 related to the TGR Energy, LLC funding described above.

TOT-SIBBNS, our 75%-owned joint venture, acquired its first contract in July and operations reported for the quarter include the revenue and expense associated with the first phase of this contract. We reported revenues of $309,028, primarily from our first contract at TOT-SIBBNS as compared with $0 for the three months ended September 30, 2007. Costs related to this contract totaled $268,725 for the quarter ended September 30, 2008. Cost of sales were $281,087 and $0 for quarter ended September 30, 2008 and 2007, respectively, as there was no revenue generating activities during the second quarter of 2007. Our gross margin for the quarter ended September 30, 2008 was $27,941 compared with $0 for the quarter ended September 30, 2007 when we had no operations.

General and administrative expenses for the three months ended September 30, 2008, were $2,185,744 consisting of TOT Energy, Inc. expenses for $2,082,885 and TOT-SIBBNS expenses for $102,859. There was no activity in the Korlea-TOT joint venture for the period. General and administrative expenses for the three months ended September 30, 2007 were $6,850 as the Company had no business and minimal administrative expenses during this time.

TOT Energy, Inc. general and administrative expenses of $2,082,885 for the three months ended September 30, 2008 consisted of $1,729,656 in non-cash compensation expense relating to the issuance of stock and warrants pursuant to the  Subscription Agreement. Additional non-cash expenses included $45,500 in consulting fees paid in connection with the successful joint venture Korlea-TOT and $14,444 in compensation expense for options that vested during the period. Additionally, we incurred $159,855 of payroll related expenses, $139,235 of professional fees and $100,112 of other general and administrative expenses. The $100,112 of other general and administrative expenses consisted primarily of travel related expenses ($16,893), fees and licenses ($15,398), investor relations expenses ($12,507), filing fees ($9,934) and rent expense ($8,116).

Other expenses were $309 for the three months ended September 30, 2008 as compared with $41,376 for the three months ended September 30, 2007. The 2007 amount related to interest expense from borrowings under related party agreements.

Interest expense was $0 for the three months ended September 30, 2008 and $41,376 for the three months ended September 30, 2007. During the three months ended September 30, 2008, the Company obtained $103,152 from the Subscription Agreement and recognized $1,729,656 of compensation expense recorded as general and administrative expense. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance ($0.24 at September 30, 2008) and the purchase price per share under the Subscription Agreement ($0.02) which amounts to $1,134,672 of compensation expense for the stock issued. Additionally, the warrants to purchase 2,578,800 shares issued in connection with this funding resulted in a corresponding compensation expense of $594,984 based on a Black-Scholes valuation model.

The minority interest on the joint venture TOT-SIBBNS was $18,807 for the three months ended September 30, 2008 as compared with $0 for the three months ended September 30, 2007. The joint venture minority interest reflects twenty-five percent of the TOT-SIBBNS net loss of $75,227 for the quarter ended September 30, 2008. Contract work for TOT-SIBBNS is seasonal. The seasonal work starts in October and ends in April. Contracts for the season are generally secured between October and December. Contract work occurs between November and April. The seasonal nature of this business will result in greater revenue and expense generation in the third and fourth quarters of our fiscal year and therefore, results during the latter half of our fiscal year are not indicative of full year results. It is also likely that our cash needs will increase during the first and second quarters of our fiscal year as a result of decreased revenue generation during these periods.

Results of Operations for the Six Month Period Ended September 30, 2008

We reported a net loss of $2,442,593 or $(0.01) per share for the six months ended September 30, 2008, compared to a loss of $121,692 or $(0.00) per share for the six months ended September 30, 2007. Weighted average shares outstanding were 215,873,093 and 100,757,770 for the six months ended September 30, 2008, and 2007 respectively. There were no stock, options or warrants issued in the three months ended June 30, 2008. During the three months ended September 30, 2008, the Company issued 3,000,000 shares in forming the TOT-SIBBNS joint venture. The Company issued an additional 350,000 shares for services leading to the formation of the Korlea-TOT joint venture and recorded an expense for services of $45,500 based on $0.13 per share which was the fair value of the stock on the date of issuance (August 25, 2008). Pursuant to the Subscription Agreement, the Company issued 5,157,600 shares of TOT Energy, Inc. common stock to TGR Energy, LLC in exchange for $103,152. Additionally, TGR Energy, LLC received five-year, fully vested, warrants to purchase 2,578,800 shares of common stock at an exercise price of $0.05 per share.

Revenues for the six months ended September 30, 2008 were $309,028 as compared with $0 for the six months ended September 30, 2007. During 2007, the Company was not engaged in revenue generating activities. The six month revenues are the same as reported for the quarter ended September 30, 2008 because they were derived solely from our 75%-owned TOT-SIBBNS joint venture which was formed on July 16, 2008.

Cost of sales was $281,087 for the six months ended September 30, 2008, which is primarily attributable to TOT-SIBBNS’ first contract. As noted above, the Company was not engaged in any revenue generating activities during 2007.

General and administrative expenses were $2,489,032 for the six months ended September 30, 2008 as compared with $39,060 for the six months ended September 30, 2007 when the Company had minimal administrative services and no revenue generating operations. The following details the components of general administrative expense for the six months ended September 30, 2008:

Compensation expense for TGR Energy, LLC Subscription Agreement (non-cash)	$1,729,656
Salaries and benefits (USA)	289,888
Professional Fees (accounting, legal, consulting and other)	120,662
Consulting fees paid in stock re Korlea-TOT formation (non-cash)	45,500
TOT-SIBBNS general and administrative (Russia)	102,859
Travel	42,019
Investor relations	36,268
Rent	34,393
Compensation expense recorded for options issued (non-cash)	14,444
Costs associated with public filings	11,905
Directors and officers insurance	7,792
All other general and administrative costs	53,646
Total General and Administrative Expenses	$2,489,032

Other expenses were $309 for the six months ended September 30, 2008 as compared with $82,730 in other expenses for the six months ended September 30, 2007. The 2007 expenses relate to interest charged on related party obligations.

The minority interest on the joint venture TOT-SIBBN was $18,807 for the six months ended September 30, 2008 as compared with $0 for the six months ended September 30, 2007. The joint venture minority interest reflects twenty-five percent of the TOT-SIBBNS net loss of $75,227 for the six months ended September 30, 2008.

Liquidity and capital resources

At September 30, 2008, we had an accumulated deficit of $8,148,087 and cash of $95,343. The Company is dependent upon receiving funds from its controlling stockholder, TGR Energy, LLC, which is controlled by Mike Zoi, president of the Company. Pursuant to the Subscription Agreement, TGR Energy, LLC is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and the Company will record an appropriate compensation expense based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). For the six months ended September 30, 2008, TGR Energy, LLC provided $103,152 to the Company and was issued 5,157,600 shares of common stock and five-year warrants to purchase 2,578,800 shares of common stock at an exercise price of $0.05. The Company recorded a compensation charge of $1,729,656 in connection with this related party transaction as below market securities were issued to an entity controlled by an officer of the Company.

The Company borrowed $573,527 from TGR Energy, LLC, and $230,076 from Kazo, LLC. These companies are managed and controlled by Mike Zoi, the Company’s president. The related party loans are non-interest bearing, demand notes and there is no interest accrued at September 30, 2008. As of September 30, 2007, the Company had outstanding borrowings of $500,000 from TGR Energy, which amount is included in the total outstanding borrowings from TGR Energy at September 30, 2008.

Our goal is to acquire energy related companies or create joint ventures using the stock of the Company, where appropriate, to fund a majority of the acquisition costs with common stock of TOT Energy, Inc.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at September 30, 2008.

Off-balance sheet arrangements

At September 30, 2008, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board released Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. The Company does not hedge and we currently do not deal with derivative instruments. Management does not see an impact from this standard at this time.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statement is effective for years beginning on or after December 15, 2008.

Item 4T. Controls and Procedures.

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

As of September 30, 2008, the Company continues to develop its core activities and focus its resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company. We expect this process to continue through the remainder of fiscal 2009.

During the quarter ended September 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our company.

Item 2. Unregistered Sales of Equity Securities

Pursuant to the Subscription Agreement, TGR Energy, LLC is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and the Company will record an appropriate compensation expense based on the intrinsic value of the instruments on the last day of each fiscal quarter (the date of issuance). For the three months ended September 30, 2008, TGR Energy, LLC provided $103,152 to the Company and was issued 5,157,600 shares of common stock and five-year, fully vested warrants to purchase 2,578,800 shares of common stock at an exercise price of $0.05.

During the six months ended September 30, 2008, the Company issued 3,000,000 shares in forming the TOT-SIBBNS joint venture. At the closing on July 16, 2008, the Company issued to Bogorad 3,000,000 shares of the Company’s common stock in exchange for a 75% interest in TOT-SIBBNS. The Company is obligated to issue to Bogorad 2,000,000 additional shares of the Company’s common stock upon TOT-SIBBNS obtaining US$10,000,000 in gross revenue during the three-year period following the closing. If TOT-SIBBNS achieves this gross revenue target and Bogorad continues to hold the shares issued pursuant to the JV Agreement on the third anniversary of the closing and the stock price is less than US$1.00 per share, then the Company, in its sole discretion, must either make an additional payment in cash or additional shares of stock to Bogorad in an amount equal to the difference in the value per share and US$1.00 multiplied by the total number of shares held by Bogorad, or, if the Company declines to make such payment, Bogorad may require the Company to return the Company’s interest in TOT-SIBBNS in exchange for a payment to the Company of the fair market value of any assets acquired directly by TOT-SIBBNS (other than the assets initially contributed to the Joint Venture by Bogorad pursuant to the JV Agreement) and 75% of the retained earnings, accounts receivable and cash of TOT-SIBBNS.

In consideration for activities that resulted in the successful joint venture with Korlea-TOT, Kaplan Capital, LLC was issued 350,000 shares of restricted TOT-Energy, Inc. common stock on August 25, 2008 and a compensation charge of $45,500 was recorded to consulting fees based on the intrinsic value, based on a market price of $0.13 per share.

On February 6, 2008, the Board of Directors approved the issuance of fully vested options to purchase 100,000 shares of common stock to Stuart Murdoch for his services as a board member of the Company. The options have a term of five years from the date of grant and a strike price of $0.25 per share. A compensation charge of $8,000 was recorded at that time.

On August 13, 2008, the Board of Directors approved (i) the issuance of fully vested options to purchase 100,000 shares of common stock to Curtis Wolfe for his services as a board member of the Company and (ii) the issuance of options to purchase 1,000,000 shares of common stock to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his option grants. Mr. New’s stock options will vest ratably over three years. Both sets of options will have a term of 7 years from date of grant and a strike price of $0.25 per share. A compensation charge of $14,444 was recorded for the period based on a Black-Scholes valuation of the vested options.

The Company believes that each of the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB filed with the Commission on June 19, 2008

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.17
Severance Agreement dated November 21, 2005, by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Joint Venture Agreement with Evgeny Bogorad and TOT Energy, Inc dated July 16, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2008

10.19	Notarial Deed dated July 17, 2008 by and between TOT Energy, Inc. and Korlea Invest Holding

10.20	Subscription Agreement, dated August 7, 2008 by and between TOT Energy, Inc. and TGR Energy, LLC

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOT Energy, Inc.
Registrant

Date: November 18, 2008	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer