Form 10-Q
period 2008-12-31
TOT Energy
filed 2009-02-17
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 000-51108

TOT Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19950 W. Country Club Drive
8th Floor
Aventura, FL 33180
(Address of principal executive offices)

(305) 933-3778
(Registrant’s telephone number, including area code)

201 S. Biscayne Blvd.
Suite 2868
Miami, FL 33131
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At December 31, 2008, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 289,885,858 shares.

TOT ENERGY, INC.
Form 10-Q
For the Quarter Ended December 31, 2008
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS – AS OF MARCH 31, 2008 AND DECEMBER 31, 2008.	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2008.	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2008.	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 4T.	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities	18

Item 6.	Exhibits	20

	Signatures	22

	References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “TOT Energy” refers to TOT Energy, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2008
ASSETS
Current assets
Cash	$88,007	$190,042
Deposits	-	6,000
Contract receivable	-	161,836
Cost in excess of related billings on uncompleted contract	-	136,116
Inventory of raw materials	-	35,371
Prepaid expenses and other assets	20,500	30,584
Total current assets	108,507	559,949

Fixed assets
Building	-	186,097
Machinery and equipment	-	3,535,930
Less: accumulated depreciation	-	(180,895)
Total fixed assets (net)	-	3,541,132

Other Assets
Accounting software license	1,197	-
Total assets	$109,704	$4,101,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Current liabilities
Accounts payable	$15,193	$48,108
Accrued expenses	32,641	676,433
Due to related parties	500,000	-
Total liabilities	547,834	724,541

Minority Interest	-	5,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 400,000,000 shares authorized and 214,507,773 and 289,885,858 shares issued and outstanding)	214,508	289,886
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	5,115,356	18,338,095
Accumulated other comprehensive income	-	(697,205)
Accumulated deficit	(5,705,494)	(14,497,630)
Total stockholders' equity (deficiency) in assets	(438,130)	3,370,646
Total liabilities and stockholders' equity (deficiency) in assets	$109,704	$4,101,081

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2008

Sales	$-	$-	$98	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	98	-

Operating Expenses
General and administrative	21,877	6,390,505	60,937	8,879,536
Loss from operations	(21,877)	(6,390,505)	(60,839)	(8,879,536)
Other income (expense)
Interest expense, net	(27,734)	-	(110,464)	-
Other income (expense)	-	841	-	532
Income from settlements	735,869	-	735,869	-
Income (loss) before minority interest	686,258	(6,389,664)	564,566	(8,879,004)
Minority interest in loss of consolidated subsidiary	-	61,076	-	86,868
Income taxes	-	-	-	-
Net income (loss)	$686,258	$(6,328,588)	$564,566	$(8,792,136)
Other comprehensive income
Foreign currency translation loss	-	(681,285)	-	(697,205)
Comprehensive income (loss)	$686,258	$(7,009,873)	$564,566	$(9,489,341)

Net income (loss) per share - basic and diluted	$0.01	$(0.03)	$0.01	$(0.04)

Weighted average shares outstanding - basic and diluted	100,757,770	223,758,378	100,757,770	218,501,521

See accompanying notes

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$564,566	$(8,792,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	176,895
Amortization of accounting software license	-	1,197
Decrease in minority interest	-	(35,815)
Share Based Compensation	-	7,482,075
Non cash interest expense	110,464	-

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:		-
Prepaid expenses	5,133	(10,084)
Increase in contract receivables		(161,836)
Cost in excess of related billings on uncompleted contract	-	(136,116)
Inventory of raw materials	-	(35,371)
Deposits	-	(6,000)
Accounts payable	(402,336)	32,915
Accrued expenses	(463,427)	643,792
Total adjustments	(750,166)	7,951,652
Net cash used in operating activities	(185,600)	(840,484)

Cash flows from investing activities:
Purchase of equipment	-	(8,877)
Net cash used in investing activities	-	(8,877)

Cash flows from financing activities:
Contributed capital from equity investors	-	803,152
Contributed capital for Korlea-TOT joint venture	-	41,709
Increase in related party payables	-	1,472,442
Decrease in related party payables	-	(1,343,615)
Note payable related party	558,900	-
Net cash provided by financing activities	558,900	973,688

Effect of exchange rate changes on cash	-	(22,292)

Net increase in cash	373,300	102,035

Cash at beginning of period	251	88,007
Cash at end of period	$373,551	$190,042

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party debt and accrued interest to be exchanged for equity	$3,771,047	$637,410
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided in formation of joint venture Korlea-TOT	$-	$45,500
Common stock issued pursuant to subscription agreement	$-	$8,877,137

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2008. Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Reclassification and Retrospective Adjustment of Second Quarter Results

As a result of a change in classification methodology during the third quarter of 2008, certain prior period amounts have been reclassified to conform to the current presentation. In this regard, the Company has revised its results for the three- and six-month periods ended September 30, 2008 due to its retrospective change in accounting for its existing contract from the percentage-of-completion method to the completed contract method.  This change resulted in adjustments as follows:

	As Originally Filed		As Adjusted
	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
Cost in Excess of Billings – Percentage of Completion	176,869	176,869	-	-
Cost in Excess of Billings -Completed Contract	-	-	148,928	148,928
Minority Interest	72,631	72,631	65,646	65,646
Accumulated Deficit	(8,148,087)	(8,148,087)	(8,169,043)	(8,169,043)
Sales	309,028	309,028	-	-
Cost of Sales	281,087	281,087	-	-
Minority Interest in Loss of Subsidiary	18,807	18,807	25,792	25,792

Net Loss	(2,139,305)	(2,458,513)	(2,160,261)	(2,479,469)

Basis of Consolidation

The interim financial statements include the accounts of TOT Energy, Inc., the accounts of our 75% joint venture, TOT- SIBBNS, a limited liability company formed under the laws of Russia (also known as the Russian Federation) and the accounts of our 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

Business Activity

TOT Energy, Inc. is working to acquire a portfolio of energy related assets in Eastern Europe and Central Asia using the Company’s stock, where appropriate, to fund the majority of acquisition costs. The Company’s activities are expected to include the exploration, development and marketing of crude oil and natural gas. Prior to 2008, the Company developed computer software products.

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil-drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of electricity in the Czech Republic. Korlea-TOT is expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, 2008 and March 31, 2008, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At December 31, 2008, and March 31, 2008, the United States bank balances did not exceed the FDIC limit.  The Company also maintains bank balances in Russia and the Czech Republic and at December 31, 2008, the balances were $21,928 and $85,120 respectively.  At March 31, 2008, there were no overseas bank balances.  The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

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

Revenue Recognition

The Company recognizes revenues from its contract on the completed contract method due to uncertainty in counterparty performance and collections under its terms.  Under the completed contract method, revenues and costs are included in operations when the contract is completed.  Any losses expected to be incurred are charged to operations in the period that such losses are probable.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At December 31, 2007, the Company had 300,000 stock options outstanding. The Company did not issue any options or warrants for the three and nine months ended December 31, 2007. For the three and nine month periods ended December 31, 2007, the Company had vested stock options to purchase 300,000 shares of common stock that were not included in the calculation of earnings per share as they were anti-dilutive.  The Company did not issue any new options for the three months ended December 31, 2008 but recorded $8,519 in compensation expense for options that vested during the period.  During the quarter ended December 31, 2008, the Company also issued 66,870,485 shares of common stock and warrants to purchase 33,434,743 shares of common stock in exchange for $1,337,410 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 6, 7 and 8).  At December 31, 2008, the Company had outstanding vested stock options to purchase 329,630 shares of common stock and warrants to purchase 36,013,543 shares of common stock.  For the three and nine months ended December 31, 2008, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and borrowings under related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three month and nine month periods ended December 31, 2008 and 2007.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had been in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence. These factors include our history of net losses and that minimal revenues have been earned to date. The Company is dependent upon TGR Energy, LLC or Mike Zoi to fund its operations. The Company’s independent auditors’ report on its financial statements for the year ended March 31, 2008 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

In December 2007, a related party structured a transaction that provided funding to settle existing debts of the Company at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common shares of the Company, and gave TGR Energy, LLC substantial majority of the outstanding common stock (the “TGR Restructuring”).

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment is the oil and gas service sector. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. CONTRACT ACCOUNTING

The Company accounts for its long-term contracts using the completed contract method of revenue recognition due to increasing uncertainties relating to its sole customer’s ability to continue to finance the existing contract to completion.  The completed contract method recognizes income only when the contract is substantially complete.  Project costs and related revenues are accumulated and are reflected in operations only when an estimated loss is probable.  The contract will be deemed complete when our customer agrees that each milestone contained in the contract has been met.

Billed contract receivables consist of amounts due under our sole contract in process.    There are no revenues or costs charged to operations for the periods ended December 31, 2008 under the completed contract method. For more information, see Note 1 –  “Summary of Significant Accounting Policies – Revenue Recognition” above.

Cost and billings on uncompleted contracts at December 31, 2008, are summarized as follows:

Costs incurred on uncompleted contracts	$376,766
Billings to date	240,650

136,116

Included in accompanying balance sheet under the following captions:
Cost in excess of billings on uncompleted contracts	$136,116

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At March 31, 2008 and December 31, 2008, accrued expenses consisted of the following:

	March 31, 2008	December 31, 2008
Professional Fees	$30,000	$24,468
Taxes payable	—	154,962
Accrued cost of software license	2,392	—
Accrued wages	—	406,624
Other accrued expenses	249	90,379
	$32,641	$676,433

NOTE 6. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.  On December 22, 2008, the Company’s Board and majority stockholder approved amendments to the Company’s Certificate of Incorporation to increase the number of shares of common stock from 400,000,000 to 800,000,000 (see Note 10 – Subsequent Events).

Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of common stock of the Company to TGR Energy, LLC, of which 8,500,000 shares were issued to Bzinfin, S.A., a British Virgin Islands limited corporation that is indirectly owned by an affiliate of the Ener1 Group, and 2,125,000 shares were issued to Alexander Malovik, a principal of Splinex, LLC, in exchange for the Bzinfin and Ener1 Group notes totaling $3,688,132.  TGR Energy, LLC owned 98,157,334 shares of common stock of the Company as of December 17, 2007, and after the completion of the Exchange Agreement transactions owned an aggregate of 201,032,334 shares of common stock of the Company as of December 18, 2007. The Company had a total of 100,757,773 shares of common stock outstanding at December 17, 2007 and 214,507,773 shares of common stock outstanding at December 18, 2007.

On August 7, 2008, the Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “ Subscription Agreement”) with TGR Energy, LLC (“TGR”), wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended.

For the quarter ended September 30, 2008, TGR was issued 5,157,600 shares of common stock of the Company and fully vested warrants to purchase 2,578,800 shares of common stock of the Company for $0.05 per share in exchange for funding of $103,152 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,729,656 was recorded for the quarter ending September 30, 2008 as an officer of the Company is also a principal of TGR and the securities issued were below market value.

For the quarter ended December 31, 2008, TGR was issued 66,870,485 shares of common stock of the Company and fully vested warrants to purchase 33,434,743 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,337,410 of which $700,000 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $5,683,956 was recorded for the quarter ending December 31, 2008 as an officer of the Company is also a principal of TGR and the securities issued were below market value.  This amount is calculated as the difference between the market price of our common stock at the quarter end ($0.07 at December 31, 2008) and the subscription price of the common shares ($0.02) multiplied by the number of shares issued plus the Black-Scholes valuation of the 33,434,743 warrants issued.

On August 13, 2008, the Board of Directors approved (i) the issuance of fully vested options to purchase 100,000 shares of common stock to Curtis Wolfe for his services as a board member of the Company and (ii) the issuance of options to purchase 1,000,000 shares of common stock to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his option grants. Mr. New’s stock options will vest ratably over three years. Both sets of options have a life of 7 years from the date of grant and a strike price of $0.25 per share. Utilizing a Black-Scholes valuation model, at September 30, 2008, the Company recorded compensation expense of $0.10 per share or $10,000 for options granted to Mr. Wolfe and $4,444 for vested options of Mr. New.   For the quarter ending December 31, 2008, the Company recorded compensation expense of $0.10 per share or $8,519 for vested options of Mr. New.

On August 25, 2008, in consideration for activities that resulted in the successful joint venture with Korlea-TOT, the Company issued 350,000 shares of restricted TOT-Energy, Inc. common stock to Kaplan Capital, LLC. The stock provided for services was valued based on the market price per share on date of issuance ($0.13 per share) and the Company recorded compensation expense of $45,500.

At December 31, 2008, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 329,630 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.79 years. The Company also had warrants to purchase 36,013,543 shares of common stock outstanding at December 31, 2008 with a strike price of $0.05 per share and a remaining contractual term of 4.98 years.

NOTE 7. RELATED PARTY TRANSACTIONS

On August 7, 2008, the Company and TGR, which holds 94% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.

TGR provided an aggregate of $103,153 for the period from August 7, 2008 through September 30, 2008 under the Subscription Agreement and was granted 5,157,600 shares of the Company's common stock and fully vested warrants to purchase 2,578,800 shares of common stock for $0.05 per share. These warrants have a life of five years. The Company recognized $1,729,656 of compensation expense related to this issuance of securities for the quarter ended September 30, 2008. This amount is calculated as the difference between the market price of our common stock at the quarter end ($0.24 at September 30, 2008) and the subscription price of the common shares ($0.02) multiplied by the number of shares issued plus the Black-Scholes valuation of the warrants issued.

During the quarter ended December 31, 2008, pursuant to the terms of the Subscription Agreement, TGR advanced $700,000 in cash and refinanced previously outstanding notes payable in the amount of $637,410 in exchange for 66,870,485 shares of common stock and fully vested warrants to purchase 33,434,743 shares of common stock for an exercise price of $0.05.  The Company recognized $5,683,956 of compensation expense related to this issuance of securities for the quarter ended December 31, 2008. This amount is calculated as the difference between the market price of our common stock at the quarter end ($0.07 at December 31, 2008) and the subscription price of the common shares ($0.02) multiplied by the number of shares issued plus the Black-Scholes valuation of the warrants issued.

NOTE 8. DEBT DUE TO RELATED PARTIES

During the quarter ended December 31, 2008, using the proceeds from the Subscription Agreement described above, the Company repaid $637,410 in related party loans.  As of December 31, 2008, the Company had no outstanding related party obligations.

NOTE 9. TGR RESTRUCTURING

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable which was exchanged for newly issued common shares of the Company, and gave TGR substantial majority of the outstanding common shares (see Note 6 for more information).

NOTE 10. SUBSEQUENT EVENTS

On December 22, 2008, the Company’s Board of Directors and majority stockholder approved amendments to the Company’s Certificate of Incorporation to increase the number of shares of common stock from 400,000,000 to 800,000,000 to give the Board of Directors flexibility to use the Company’s common stock as consideration in connection with the potential acquisition of companies or assets in furtherance of its business objectives.  Pursuant to the Delaware General Corporation Law, this action will become effective no earlier than 20 calendar days after an Information Statement is sent or given to all persons who were holders of record of the Company’s common stock on December 31, 2008.  The Company mailed an Information Statement on February 17, 2008 and expects the share increase to become effective upon the filing in Delaware of the amended certificate of incorporation in early March 2009.

On February 3, 2009, TGR advanced $80,000 to the Company under the terms of the Subscription Agreement.  Pursuant to the terms of the Subscription Agreement, the Company will issue 4,000,000 shares of the Company’s common stock and fully vested warrants to purchase 2,000,000 shares of common stock at $0.05 per share.  A compensation charge relating to the stock and warrants will be calculated based on the difference between the fair value of the Company’s stock and the subscription price at March 31, 2009 plus the Black-Scholes valuation of the warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward -looking statements. These statements relate to our expectations, hopes, beliefs, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our product and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting the oil and gas business and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; weather; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the market price of oil.

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

Plan of Operation

We are working to build a diversified portfolio of energy assets through acquisition, joint venture and other business arrangements. Our activities are expected to include the exploration, development, production and marketing of crude oil and natural gas in Russia and other oil producing regions primarily in Eastern Europe and Central Asia.

In December 2007, our president structured a loan transaction that provided funds for to settle our then existing debts at a discount to the face amount of the obligations, restructured certain notes payable in exchange for newly issued common stock, and gave TGR Energy, LLC substantial majority of our outstanding common stock (the “TGR Restructuring”). For more information, see Notes 6, 7 and 9 to the Unaudited Condensed Consolidated Financial Statements.

Short term financing is provided by TGR Energy, LLC (“TGR”) as we require additional working capital, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR has agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of common stock and warrants to purchase up to 50,000,000 shares of common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in our operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investment on terms no less favorable than those contained in the Subscription Agreement.

TGR provided an aggregate of $103,152 for the period from August 7, 2008 through September 30, 2008 under the Subscription Agreement and was issued 5,157,600 shares of common stock and fully vested warrants to purchase 2,578,800 shares of common stock for $0.05 per share. These warrants have a life of five years. We recognized $1,729,656 of compensation expense related to this issuance of securities to a related party. Compensation expense was recorded based on a Black-Scholes valuation of the warrants and the difference between the issue price of $0.02 per share of common stock and the market price of the common stock ($0.24 per share) quoted as of September 30, 2008.

For the period from October 1, 2008 through December 31, 2008, TGR advanced $700,000 and refinanced previously outstanding notes payable in the aggregate amount of $637,410 under the Subscription Agreement and was issued 66,870,485 shares of common stock and fully vested warrants to purchase 33,434,743 shares of common stock for an exercise price of $0.05.  We recognized $5,683,956 of compensation expense related to this issuance of securities for the quarter ended December 31, 2008. This amount is calculated as the difference between the market price of our common stock at the quarter end ($0.07 at December 31, 2008) and the subscription price of the common shares ($0.02) multiplied by the number of securities issued plus the Black-Scholes valuation of the warrants issued.

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad has contributed certain of SIBBNS assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company has appraised the contributed assets at US$6,221,881.

At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS. We are obligated to issue to Bogorad 2,000,000 additional shares of common stock upon TOT-SIBBNS obtaining US$10,000,000 in gross revenue during the three-year period following the closing. If TOT-SIBBNS achieves this gross revenue target and Bogorad continues to hold the shares issued pursuant to the JV Agreement on the third anniversary of the closing and the stock price is less than US$1.00 per share, then we, in our sole discretion, must either make an additional payment in cash or additional shares of stock to Bogorad in an amount equal to the difference in the value per share and US$1.00 multiplied by the total number of shares held by Bogorad, or, if we decline to make such payment, Bogorad may require us to return our interest in TOT-SIBBNS in exchange for a payment to us of the fair market value of any assets acquired directly by TOT-SIBBNS (other than the assets initially contributed to the Joint Venture by Bogorad pursuant to the JV Agreement) and 75% of the retained earnings, accounts receivable and cash of TOT-SIBBNS. Bogorad will act as the manager of TOT-SIBBNS. We have the ability to appoint a majority of the Board of Directors of TOT-SIBBNS.

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

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The new joint venture, Korlea-TOT, established as of July 17, 2008, is expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture.

As of December 31, 2008, we were working to lease and furnish approximately 5,000 square feet of permanent office space in Miami, Florida. Our lease on existing temporary space terminates in April 2009 but may be extended by mutual agreement with the landlord.

From time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

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

Results of Operations for the Three Month Period Ended December 31, 2008 and 2007

We reported a net loss of  $6,328,588 or $(0.03) per share for the three months ended December 31, 2008, compared to net income of $686,258 or $0.01 per share for the quarter ended December 30, 2007. Weighted average shares outstanding were 223,758,378 and 100,757,770 for the quarters ending December 31, 2008, and 2007 respectively.

The net loss for the three month period ended December 31, 2008 was negatively impacted by the non-cash compensation expense of $5,683,956 related to shares and warrants issued pursuant to the Subscription Agreement with TGR as described above.  For the quarter ended December 31, 2007, there were no operations and income from settlements with creditors was $735,869 offset by interest expense of $21,877 and administrative expense of $21,877.

Operations reported for the quarter ended December 31, 2008 include the expense associated with TOT-SIBBNS. Given the uncertainty of finishing our sole contract and collecting the associated accounts receivable, we changed accounting methods from percentage-of-completion to completed contract method during the quarter.  Under the completed contract method, all costs are capitalized on the balance sheet as Project Costs.  Contract billings are recorded as a reduction to Project Costs and revenue will only be recognized once amounts collected exceed costs incurred.  We reported no revenue from this contract during the three months ended December 31, 2008 and we had no revenue for the three months ended December 31, 2007. Additionally, pursuant to the completed contract method, there were no costs relating to this contract for the quarter ended December 31, 2008.

General and administrative expenses for the three months ended December 31, 2008, were $6,390,505 consisting primarily of compensation charges totaling $5,683,956 relating to fundings under the Subscription Agreement with TGR, TOT-SIBBNS expenses of $244,343 and an additional non-cash expense of $8,519 in compensation expense for options that vested during the period.  There was no activity in the Korlea-TOT joint venture for the period. General and administrative expenses for the three months ended December 31, 2007 were $21,877, as we had no business and minimal administrative expenses during this time.

The following table provides a summary of general and administrative expense by category and entity for the three months ended December 31, 2008.

	TOT USA	TOT-SIBBNS

Compensation expense for TGR Energy, LLC Subscription Agreement (non-cash)	$5,683,956	$-

Payroll	235,659	159,621

Professional fees, consulting fees and services from other companies	88,580	13,585

Travel	61,056	12,464

Taxes	-	34,065

Rent	23,448	-

Other	17,688	16,405

Investor relations	18,765	-

Costs associated with public filings	8,236	4,360

Compensation expense recorded for options vested during period (non-cash)	8,519	-

Depreciation expense (non-cash)	255	3,843

TOTAL	$6,146,162	$244,343

Other income was $841 for the three months ended December 31, 2008 as compared with $708,135 for the three months ended December 31, 2007. The 2007 amount consists of $735,869 from settlement of debts offset, in part, by $27,734 in interest expense from borrowings under related party agreements.

Interest expense was $0 for the three months ended December 31, 2008.  During the three months ended December 31, 2008, we obtained an aggregate of $1,337,410 under the Subscription Agreement with TGR and recognized $5,683,956 of non-cash compensation expense recorded as general and administrative expense. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance and the purchase price per share under the Subscription Agreement, which amounted to $3,343,524 of compensation expense for the common stock issued. Additionally, the warrants to purchase 33,434,743 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $2,340,432 based on a Black-Scholes valuation model.

The minority interest relating to the TOT-SIBBNS joint venture was $61,076 for the three months ended December 31, 2008 as compared with $0 for the three months ended December 31, 2007. The joint venture minority interest reflects the minority partner’s twenty-five percent of the TOT-SIBBNS net loss of $244,304 for the quarter ended December 31, 2008.

Contract work for TOT-SIBBNS is seasonal. Generally, the seasonal work starts in October and ends in April as dictated by weather and ground conditions. Contracts for the season are generally secured between October and December. Contract work normally occurs between November and April.  TOT-SIBBNS has secured one contract for drilling as of February 16, 2009.  Most drilling in the region has stopped due to a decrease in the cost per barrel of oil and it is possible we will not secure any further contracts this season.  However, our current customer is being pressured to continue to drill or risk losing the oilfield license, which has been extended to allow for drilling through March 17, 2009, provided that the customer commences drilling a second well.  TOT-SIBBNS is bidding on this new well, which is dependent on the ability of the lessee to obtain necessary financing.  As a result of the uncertainty relating to the recommencement of drilling operations, this project is accounted for using the completed contract method.

TOT-SIBBNS employed approximated 140 people at December 31, 2008.

Results of Operations for the Nine-Month Period Ended December 31, 2008

We reported a net loss of $8,792,136 or $(0.04) per share for the nine months ended December 31, 2008, compared to net income of $564,566 or $0.01 per share for the nine months ended December 31, 2007. Weighted-average shares outstanding were 218,501,521 and 100,757,770 for the nine months ended December 31, 2008 and 2007, respectively.  During the nine months ended December 31, 2008, we issued 3,000,000 shares in forming the TOT-SIBBNS joint venture. We issued an additional 350,000 shares for services leading to the formation of the Korlea-TOT joint venture and recorded an expense for services of $45,500 based on $0.13 per share, which was the fair value of the stock on the date of issuance (August 25, 2008). Pursuant to the Subscription Agreement with TGR, we issued 72,028,085 shares of common stock to TGR in exchange for an aggregate Investment Amount of $1,440,562. Additionally, TGR received five-year, fully vested, warrants to purchase 36,013,543 shares of common stock at an exercise price of $0.05 per share.  We recorded a compensation expense of $7,413,612 in connection with shares and warrants issued under the Subscription Agreement.  This amount included a charge for the common stock issued of $4,478,196 calculated as the difference between fair value of $0.07 (as of the date of issuance) and the subscription price of  $0.02 multiplied by the number of shares issued.  Additionally, we recorded compensation expense of $2,935,416 calculated based on the Black-Scholes valuation of the warrants issued.

Revenues deferred under the completed contract method for the nine months ended December 31, 2008 was $240,650 as compared with $0 for the nine months ended December 31, 2007. During 2007, we were not engaged in revenue generating activities. Revenue during the nine months ended December 31, 2008 was $0 as the Company changed accounting methods to Completed Contract Method.

Project costs incurred were $376,766 for the nine months ended December 31, 2008, which is solely attributable to TOT-SIBBNS ’ first contract.  Under the completed contract method, project costs are capitalized and billings are deferred.  Operations are not affected until the contract is substantially complete.  The Company was not engaged in any revenue generating activities during 2007. As a result of a change in classification methodology during the third quarter of 2008, certain prior period amounts have been reclassified to conform to the current presentation. In this regard, the Company has revised its results for the three- and six-month periods ended September 30, 2008 due to its retrospective change in accounting for its existing contract from the percentage-of-completion method to the completed contract method. For more information, see Note 1 – Summary of Significant Accounting Policies – Reclassification and Retrospective Adjustment of Second Quarter Results. This change resulted in adjustments as follows:

	As Originally Filed		As Adjusted
	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
Cost in Excess of Billings – Percentage of Completion	176,869	176,869	-	-
Cost in Excess of Billings – Completed Contract	-	-	148,928	148,928
Minority Interest	72,631	72,631	65,646	65,646
Accumulated Deficit	(8,148,087)	(8,148,087)	(8,169,043)	(8,169,043)
Sales	309,028	309,028	-	-
Cost of Sales	281,087	281,087	-	-
Minority Interest in Loss of Subsidiary	18,807	18,807	25,792	25,792

Net Loss	(2,139,305)	(2,458,513)	(2,160,261)	(2,479,469)

General and administrative expenses were $8,879,536 for the nine months ended December 31, 2008 as compared with $60,937 for the nine months ended December 31, 2007 when we had minimal administrative services and no revenue generating operations. The total non-cash expense for warrants, options and stock issued during the nine months ended December 31, 2008 was $7,413,612.  The following table details the components of general and administrative expense for the nine months ended December 31, 2008:

Compensation expense for TGR Energy, LLC Subscription Agreements (non-cash)	$7,413,612
Salaries and benefits	739,992
Professional Fees (accounting, legal, consulting and other)	221,706
Travel	115,843
Consulting fees paid in stock re Korlea-TOT formation (non-cash)	45,500
Investor relations	55,033
Rent	57,841
Compensation expense recorded for options issued (non-cash)	22,963
Costs associated with public filings	15,831
Services from other companies to TOT-SIBBNS	13,130
Directors and officers insurance	11,388
All other general and administrative costs	166,697
Total General and Administrative Expenses	$8,879,536

The minority interest relating to the TOT-SIBBNS joint venture was $86,868 for the nine months ended December 31, 2008 as compared with $0 for the nine months ended December 31, 2007. The joint venture minority interest reflects the minority partner’s twenty-five percent of the TOT-SIBBNS net loss of $347,472 for the nine months ended December 31, 2008.

Liquidity and capital resources

At December 31, 2008, we had an accumulated deficit of $14,497,630 and cash of $190,042. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). For the nine months ended December 31, 2008, TGR provided an aggregate Investment Amount of $1,440,562 in exchange for 72,028,085 shares of our common stock and five-year, fully vested, warrants to purchase 36,013,543 shares of common stock at an exercise price of $0.05 per share.

Our goal is to acquire energy related assets or create joint ventures primarily using our stock, where appropriate, to fund a majority of acquisition costs.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at December 31, 2008.

Off-balance sheet arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board released Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. We do not hedge and we currently do not deal with derivative instruments. Management does not see an impact from this standard at this time.

On May 9, 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles , which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of   Present Fairly in Conformity with Generally Accepted Accounting Principles.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statement is effective for years beginning on or after December 15, 2008.  Adoption of SFAS 141(R) is not expected to have a significant impact on our existing financial condition and results of operations.

Item 4. Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure . In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company. We expect this process to continue through the remainder of 2009.

During the quarter ended December 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

Pursuant to the Subscription Agreement, TGR Energy, LLC is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense based on the intrinsic value of the instruments on the last day of each fiscal quarter (the date of issuance). For the three months ended December 31, 2008, TGR Energy, LLC provided $1,337,410 to us and was issued 66,870,485 shares of common stock and five-year, fully vested warrants to purchase 33,434,743 shares of common stock at an exercise price of $0.05.  For the previous quarter, TGR Energy advanced $103,152 and was issued 5,157,600 shares of common stock and five-year, fully vested warrants to purchase 2,578,800 shares of common stock at an exercise price of $0.05.

During the nine months ended December 31, 2008, we issued 3,000,000 shares of common stock in connection with the formation of  the TOT-SIBBNS joint venture. At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of common stock in exchange for a 75% interest in TOT-SIBBNS. We are obligated to issue to Bogorad 2,000,000 additional shares of common stock upon TOT-SIBBNS obtaining US$10,000,000 in gross revenue during the three-year period following the closing. If TOT-SIBBNS achieves this gross revenue target and Bogorad continues to hold the shares issued pursuant to the JV Agreement on the third anniversary of the closing and the stock price is less than US$1.00 per share, then we, in our sole discretion, must either make an additional payment in cash or additional shares of common stock to Bogorad in an amount equal to the difference in the value per share and US$1.00 multiplied by the total number of shares of common stock held by Bogorad, or, if we decline to make such payment, Bogorad may require us to return our interest in TOT-SIBBNS in exchange for a payment to us of the fair market value of any assets acquired directly by TOT-SIBBNS (other than the assets initially contributed to the Joint Venture by Bogorad pursuant to the JV Agreement) and 75% of the retained earnings, accounts receivable and cash of TOT-SIBBNS.

In consideration for activities that resulted in the Korlea-TOT joint venture, Kaplan Capital, LLC was issued 350,000 shares of restricted common stock on August 25, 2008 and a charge of $45,500 was recorded relating to consulting fees based on the intrinsic value of this issuance using the market price of $0.13 per share.

On February 6, 2008, the Board of Directors approved the issuance of fully vested options to purchase 100,000 shares of common stock to Stuart Murdoch for his services as a board member. The options have a term of five years from the date of grant and a strike price of $0.25 per share. A compensation charge of $8,000 was recorded at that time.

On August 13, 2008, the Board of Directors approved (i) the issuance of fully vested options to purchase 100,000 shares of common stock to Curtis Wolfe for his services as a board member and (ii) the issuance of options to purchase 1,000,000 shares of common stock to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his option grants. Mr. New’s stock options will vest ratably over three years. Both sets of options will have a term of 7 years from date of grant and a strike price of $0.25 per share. A compensation charge of $22,963 was recorded for the period based on a Black-Scholes valuation of the vested options.

We believe that each of the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Exhibit 3.4 to our Annual Report on Form 10-KSB filed with the Commission on June 19, 2008

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.17
Severance Agreement dated November 21, 2005, by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Joint Venture Agreement with Evgeny Bogorad and TOT Energy, Inc dated July 16, 2008, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 23, 2008

10.19
Notarial Deed dated July 17, 2008 by and between TOT Energy, Inc. and Korlea Invest Holding, incorporated herein by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Commission on November 18, 2008

10.20
Subscription Agreement, dated August 7, 2008 by and between TOT Energy, Inc. and TGR Energy, LLC, incorporated herein by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q filed with the Commission on November 18, 2008

10.21	Certificate of Amendment of Certificate of Incorporation of TOT Energy, Inc. dated December 22, 2008

14	Code of Ethics, incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOT Energy, Inc.
Registrant

Date: February 16, 2009	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer