Form 10-K
period 2009-03-31
TOT Energy
filed 2009-06-30
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_________________

Commission file number 000-51108

TOT Energy, Inc.
________________________________________
(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

12100 NE 16th Avenue
Suite 210
North Miami, FL  33161
(Address of principal executive offices)

(305) 891-2288
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
 ________________________________________________________________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ YES      ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES     ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES (None Required) ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ YES           ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting common equity held by non-affiliates was $4,106,818 based upon the last traded price of $0.24 per share on September 22, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At June 22, 2009, the number of shares outstanding of the issuer’s common stock was 301,231,580 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TOT ENERGY, INC.
Form 10-KSB
For the Year Ended March 31, 2009

PART I

Item 1. Business

Overview

TOT Energy, Inc. (the “Company”), formerly Splinex Technology, Inc., was organized on February 6, 2004 under the laws of the State of Delaware as a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Since October 28, 2003 (“Inception”), the date of formation of Splinex, LLC, through December 17, 2007, we operated in a development phase typical of a software company and focused on developing technologies and products and securing intellectual property rights while we developed relationships with potential customers and resellers. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005.  From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations.  In July 2007, Ener1 Group, Inc. stopped funding our operations.

On December 17, 2007, (1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and (2) Bzinfin, S.A., a British Virgin Islands limited corporation that is indirectly owned by an affiliate of Ener1 Group, Inc., a Florida company of which Mike Zoi is a shareholder and director and which is the majority shareholder of Ener1, Inc., and Ener1 Group assigned debt obligations of the Company to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC.

Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to a former affiliate of Splinex, LLC. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 and an aggregate of 201,032,334 shares after the completion of the Exchange Agreement on December 18, 2007. The Company had 100,757,769 shares outstanding at December 17, 2007 and 214,257,769 shares outstanding after the completion of the Exchange Agreement. In June 2008, Splinex, LLC changed its name to TGR Energy, LLC (“TGR”).

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad has contributed certain of SIBBNS assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company has appraised the contributed assets at US$6,221,881.We ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry, including the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan, as well as other markets around the world.  TOT Energy will also explore investments and other opportunities in the renewable energy field.

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

TOT-SIBBNS provides oil exploration and consulting services to companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis. Given the small  number of drilling rigs owned by TOT-SIBBNS, drilling services will be limited  to no more than four customers at any one time.  However, exploration contracts will typically provide for utilization of multiple drilling rigs per customer, on whom our operations will be largely dependent. Accordingly, the termination of any exploration contract or loss of a customer or a material change in the financial stability of a customer would have a material adverse impact on the financial results of TOT-SIBBNS.

On April 2, 2009, TOT-SIBBNS determined there would be no further oil drilling operations under its existing contract for the current drilling season. TOT-SIBBNS has furloughed most employees (114 field and professional positions) until further notice. It is uncertain when or if drilling services under the existing contract will recommence. The contract for drilling services was temporarily suspended in January 2009 due to the inability of the customer to obtain necessary funding.  TOT-SIBBNS’ equipment remains on-site and is expected to remain on-site through the summer. TOT-SIBBNS has incurred costs during the fourth quarter ended March 31, 2009 to secure its equipment on the job site and prepare for recommencement of drilling operations in the event the customer obtains the necessary financing to maintain the oil field license required to conduct operations.

As previously disclosed, the oil production business in Russia is seasonal and cyclical and is currently experiencing a down cycle in large part due to the recently lower prices relating to sale of a barrel of crude oil. While we are hopeful that drilling service demand will increase when the price of oil increases and/or the Russian government adjusts drilling license regulations and fee structures, we can provide no assurance that this will be the case. We may not know whether our drilling operations will be able to recommence with our existing customer or other customers until the end of 2009.

TOT-SIBBNS and its customers are subject to certain regulations and licensing requirements imposed by Russian law and government agencies, including regulations and contractual obligations relating to environmental hazards. The costs of compliance with these regulations and other obligations can be significant, particularly as the prices per barrel in the spot oil markets decline, which decline could have a significant impact on TOT-SIBBNS’ cost structures and those of its customers. The Russian Governmental Ecological Organization oversees compliance with regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. All oil drilling and exploration projects are submitted to the Governmental Ecological Organization for approval of material discharge quotas and for determination of fees to be paid (typically monthly)  that are based on the description of operations and planned discharge of materials into the environment. Governmental authorities monitor compliance with the approved project plan. Violations can result in fines and penalties.  In addition, we must obtain certain licenses for explosive and fire protection devices which are used in the drilling process.  Actual drilling activities do not require a license.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture.

Despite the setbacks experienced by TOT-SIBBNS, we are working to build a diversified portfolio of energy assets. To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations, and have a working capital deficit at March 31, 2009. We are dependent upon TGR Energy, LLC or Mike Zoi to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

The current market situation is characterized by falling prices for drilling and exploration services, which has resulted in a general decline in orders as oil prices have fluctuated greatly during the past year. TOT-SIBBNS faces intense competition in its targeted markets. TOT-SIBBNS competes with a significant number of companies ranging in size from large well-known entities to a number of relatively small and highly specialized service providers, most of which have several production locations and significantly greater equipment and drilling capacity than the Company. TOT-SIBBNS’ principal methods of competition are price, quality of service, performance and speed of service performance. TOT-SIBBNS believes that it can effectively compete in certain markets based on its customer-oriented philosophy, highly skilled and professional workforce, historically low cost structure, high performance quality and reliability, and cost-effective solutions for its customers. However, as noted above, TOT-SIBBNS operates four drilling rigs and many larger competitors have significantly greater financial resources that will enhance their ability to withstand significant fluctuations in the price per barrel of oil and other economic and climatic volatility.

Our principal executive offices are located at 12100 N.E. 16th Ave; Suite 210; Miami, FL  33161. Our telephone number is (305) 891-2288.

Employees

At March 31, 2009, the Company employed four people in the United States, including the Company’s CEO, CFO, a senior accountant and a secretary.  In Russia, as of April 2, 2009, we have furloughed 114 people and there were 35 people working to maintain equipment, security and limited operations. The furloughed workers will either return to work as drilling resumes or be terminated after we make payment of salary due up to the date of furlough.  None of our employees were represented by a union or collective bargaining agreement.

Item 1B.Unresolved Staff Comments

None.

Item 2. Description of Property

We currently lease office space on a month to month basis. We are seeking approximately 3,600 square feet of office space in Miami on a permanent basis. We own an office building in Omsk, Russia where we conduct the operations of TOT-SIBBNS. The building is approximately 3750 square feet.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the normal course of operations. We are not currently a party to any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

There currently is no established public trading market for our common stock.  The number of shareholders of record of our common stock at March 31, 2009 was 202. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The principal markets for our stock were the Over The Counter Bulletin Board (OTCBB) and Pink Sheets LLC.  On June 22, 2009, the price of our common stock last traded at $0.22 per share on the OTCBB.

The following table sets forth the high and low prices for our common stock for the quarterly periods indicated as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2008	June 30, 2007	$0.14	$0.05
	September 30, 2007	$0.13	$0.06
	December 31, 2007	$0.10	$0.08
	March 31, 2008	$0.14	$0.08
2009	June 30, 2008	$0.12	$0.12
	September 30, 2008	$0.13	$0.13
	December 31, 2008	$0.07	$0.07
	March 31, 2009	$0.30	$0.07

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Plan Shares Outstanding

The following table sets forth information as of March 31, 2009with respect to the Company’s 2004 Stock Option Plan, approved by our security holders.  The 2004 Stock Option Plan authorizes the issuance of a maximum of 10,000,000 shares underlying options. The Company previously granted options to purchase a total of 4,825,000 shares of common stock, of which options to purchase 4,737,500 shares expired unexercised.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders.	1,200,000	$0.25	3,975,000

Recent Sales of Unregistered Securities

On August 7, 2008, our Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, we granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended.

For the quarter ended March 31, 2009, TGR was issued 10,697,250 shares of common stock of the Company and fully vested warrants to purchase 5,348,625 shares of common stock of the Company for $0.05 per share in exchange for funding of $213,945 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,390,643 was recorded for the quarter ended March 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value.  This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $8,827,218 was recorded for the fiscal year ended March 31, 2009.  This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

On November 1, 2008, the Company entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus was appointed TOT Energy’s exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement is to automatically continue on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Agreement included a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, the Company granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of the Company's common stock at ten cents ($.10) per share. The warrants were valued at $149,999 and were to be amortized over the seven-month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus. The Company has not yet paid a cash fee or provided the abovementioned warrants to Olympus due to the failure by Olympus to provide meaningful investment banking services until world financial markets stabilized.  Olympus has commenced providing strategic advice and other services to the Company and we are currently negotiating an amendment to the Agreement that will clarify payment and other terms, including issuance of securities, under the Agreement.   The Company has amortized four months of the warrant charge and accrued this amount in the current period to reflect services provided.

At March 31, 2009, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 412,963 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.69 years. The Company also had warrants to purchase 41,362,168 shares of common stock outstanding at March 31, 2009 with a strike price of $0.05 per share and a remaining contractual term of 4.74 years pursuant to the Subscription Agreement.

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company would receive certain promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.

To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  Other employees receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.

We believe that each of the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None (other than pursuant to the Subscription Agreement as described above).

Item 6.   Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward -looking statements.  These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our product and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting the oil and gas business and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; weather; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the market price of oil.

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

General

We are working to build a diversified portfolio of energy assets. To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

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

On April 2, 2009, TOT-SIBBNS, our joint venture servicing the oil and gas industry in Russia, determined there would be no further oil drilling operations under its existing contract for the current drilling season. TOT-SIBBNS has furloughed most employees (114 field and professional positions) until further notice. It is uncertain when or if drilling services under the existing contract will recommence. The contract for drilling services was temporarily suspended in January 2009 due to the inability of the customer to obtain necessary funding.  TOT-SIBBNS’ equipment remains on-site and is expected to remain on-site through the summer.

TOT-SIBBNS has incurred costs during the fourth quarter ended March 31, 2009 to secure its equipment on the job site and prepare for recommencement of drilling operations in the event the customer obtains the necessary financing to maintain the oil field license required to conduct operations.

As previously disclosed, the oil production business in Russia is seasonal and cyclical and is currently experiencing a down cycle in large part due to the recently lower prices relating to the selling price for a barrel of crude oil. While we are hopeful that drilling service demand will increase when the price of oil increases and/or the Russian government adjusts drilling license regulations and fee structures, we can provide no assurance that this will be the case. We may not know whether our drilling operations will be able to recommence with our existing customer or other customers until the end of 2009.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”), a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations, and have a working capital deficit as of March 31, 2009. We are dependent upon TGR Energy, LLC or Mike Zoi to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

As of March 31, 2009, we leased temporary office space and intend to lease and furnish approximately 3,600 square feet of permanent office space in Miami, Florida. We also own a 3750 square foot building in Omsk, Russia where we operate TOT-SIBBNS.

Results of Operations for the Year Ended March 31, 2009 Compared to the Year Ended March 31, 2008

We had net income of $215,085, or $0.00 per share, for the year ended March 31, 2008 (“fiscal 2008”) compared to a net loss of $11,030,906, or $0.05 per share, for the year ended March 31, 2008 (“fiscal 2008”). Our total operating expenses for fiscal 2008 were $243,111 as compared to operating expenses for fiscal 2009 of $11,244,502.  Interest expense in fiscal 2008 was $110,464 compared to fiscal 2009 interest expense of $0.  Income from settlements of outstanding payables was $568,562 in fiscal 2008 compared to $0 in fiscal 2009.

TOT Energy, Inc. was not an operating company until the acquisition of TOT-SIBBNS in July 2008.  The fiscal 2008 expenses of TOT Energy, Inc. reflect non-operating winding down activities, principally creditor settlements and expenses incurred to remain current in our SEC filing obligations.  Our activity in fiscal 2008 was focused on settling outstanding payables and other liabilities.  Our operating expenses declined significantly during fiscal 2008 as we terminated product development activities and our remaining workforce.

There were no operating expenses related to TOT-SIBBNS in fiscal 2008. For fiscal 2009, our operating expenses consisted of $10,391,575 for TOT-Energy, Inc. and $852,927 relating to operating expenses at TOT-SIBBNS. The operating expenses of TOT Energy, Inc. of $10,391,575 in fiscal 2009 related primarily to compensation expense ($8,931,801) in connection with issuances of stock and warrants pursuant to the Subscription Agreement.  Payroll expenses were $656,702, professional fees for legal, accounting, consulting and tax preparation were $316,857 and other general and administrative expenses were $486,215 consisting primarily of travel, rent and investor relations expenses.  For fiscal 2008, operating expenses of $243,111 consisted of $47,020 in professional fees, $37,587 in payroll expenses, $21,140 in transfer agent fees and $137,364 in other general and administrative expenses.

Outstanding payables were settled at a discount in late fiscal 2008 and the Company recognized income of $568,562 and $0 from settlements in fiscal 2008 and fiscal 2009, respectively.

The non-controlling interest in loss of consolidated subsidiary was $0 in fiscal 2008 and $213,378 in fiscal 2009 as TOT-SIBBNS was purchased on July 16, 2008 and the fiscal 2009 amount relates to the 25% non-controlling interest in TOT-SIBBNS retained by our joint venture partner.

Liquidity and capital resources

At March 31, 2009, we had negative working capital of $765,507 and cash of $99,971.

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

For the quarter ended March 31, 2009, TGR was issued 10,697,250 shares of common stock of the Company and fully vested warrants to purchase 5,348,625 shares of common stock of the Company for $0.05 per share in exchange for funding of $213,945 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,390,643 was recorded for the quarter ended March 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value.  This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $8,827,218 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

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

Valuation of stock based compensation.  Stock based compensation has been provided by the Company in order to preserve the cash flow necessary to grow our business.  In addition, we entered into the Subscription Agreement described above to strengthen our available sources of capital.  We believe the estimate of stock based compensation is a “critical accounting estimate” that significantly affects our results of operations.  Management of the Company has discussed the development and selection of this critical accounting estimate with our board of directors and the board of directors has reviewed the Company’s disclosure relating to it in this Report.

Off-balance sheet arrangements

At March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No 165 (SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company does not expect that this Statement will result in a change in current practice.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for us beginning in the first quarter of fiscal 2010. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact of adopting these Staff Positions, but we do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In May, 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of   Present Fairly in Conformity with Generally Accepted Accounting Principles

In March, 2008, the Financial Accounting Standards Board released Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. We do not hedge and we currently do not deal with derivative instruments. Management does not see an impact from this standard at this time.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at March 31, 2009.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of TOT Energy, Inc.

We have audited the accompanying consolidated balance sheets of TOT Energy, Inc. as of March 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TOT Energy Technologies, Inc. as of March 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and has a working capital deficit at March 31, 2009.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
June 30, 2009

TOT ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2009
ASSETS
Current assets
Cash	$88,007	$99,971
Deposits	-	6,000
Inventory of raw materials	-	31,174
Prepaid expenses and other assets	20,500	2,220
Total current assets	108,507	139,365

Fixed assets
Building	-	160,649
Machinery and equipment	-	3,053,933
Less: accumulated depreciation	-	(308,452)
Total fixed assets (net)	-	2,906,130

Other Assets
Accounting software license	1,197	-
Total assets	$109,704	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Current liabilities
Accounts payable	$15,193	$51,129
Accrued expenses	32,641	853,743
Due to related parties	500,000	-
Total liabilities	547,834	904,872

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 214,507,773 and 300,583,108 shares issued and outstanding)	214,508	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	5,115,356	19,940,319
Accumulated other comprehensive income	-	(1,176,614)
Accumulated deficit	(5,705,494)	(16,949,780)
Noncontrolling interest	-	88,614
Total equity	(438,130)	2,140,623
Total liabilities and stockholders' equity (deficiency) in assets	$109,704	$3,045,495

See accompanying notes

TOT ENERGY, INC.
CONSOLIDATED INCOME STATEMENTS

	Twelve Months Ended March 31,2008	Twelve Months Ended March 31,2009

Sales	$98	$-
Cost of sales	-	-
Gross Profit	98	-

Operating Expenses
General and administrative	243,111	11,244,502
Loss from operations	(243,013)	(11,244,502)

Non-operating income (expenses)
Interest expense, net	(110,464)	-
Other income (expense)	-	218
Income from settlements	568,562	-

Income (loss) before income tax provision	215,085	(11,244,284)
Income tax provision	-	-
Net income (loss)	215,085	(11,244,284)
Add: Net loss attributable to the noncontrolling interest	-	213,378
Net income (loss) attributable to TOT Energy, Inc.	215,085	(11,030,906)

Other comprehensive income (loss)
Foreign Currency translation loss	-	(1,176,614)
Comprehensive income (loss)
	215,085	(12,207,520)

Net income (loss) per share - basic and diluted	$0.00	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	104,183,619	236,191,569

See accompanying notes.

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

							Accumulated			Total
						Additional	Other			Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Shares	Amount	Stock	Capital	Income	interest	Deficit	in Assets
Balance at March 31, 2008	-	-	214,507,773	214,508	(62,500)	5,115,356	-	-	(5,705,496)	(438,133)
Net loss	-	-	-	-	-	-	-	-	(303,287)	(303,287)
Balance at June 30, 2008	-	$-	214,507,773	$214,508	$(62,500)	$5,115,356	$-	$-	$(6,008,783)	$(741,420)
Stock options granted	-	-	-	-	-	-	-	-		-
Stock options vested	-	-	-	-	-	14,444	-	-	-	14,444
Shares issued pursuant to TOT-SIBBNS joint venture	-	-	3,000,000	3,000	-	4,372,480	-	-	-	4,375,480
Shares and warrants to be issued pursuant to subscription agreement	-	-	5,157,600	5,158	-	1,827,650	-	-	-	1,832,808
Foreign currency exchange	-	-	-	-	-	-	(15,920)	-	-	(15,920)
Shares issued for services pursuant to formation of Korlea-TOT	-	-	350,000	350	-	45,150	-	-	-	45,500
Net loss	-	-	-	-	-	-	-	-	(2,160,261)	(2,160,261)
Balance September 30, 2008	-	$-	223,015,373	$223,016	$(62,500)	$11,375,080	$(15,920)	$-	$(8,169,044)	$3,350,631
Stock options granted	-	-	-	-	-	-	-	-	-	-
Stock options vested	-	-	-	-	-	8,519	-	-	-	8,519
Shares and warrants issued pursuant to subscription agreeements	-	-	66,870,485	66,870	-	6,954,496	-	-	-	7,021,366
Foreign currency exchange	-	-	-	-	-	-	(681,285)	-	-	(681,285)
Net income	-	-	-	-	-	-	-	-	(6,328,588)	(6,328,588)
Balance December 31, 2008	-	$-	289,885,858	$289,886	$(62,500)	$18,338,095	$(697,205)	$-	$(14,497,632)	$3,370,643
Stock options granted	-	-	-	-	-	-	-	-	-	-
Stock options vested	-	-	-	-	-	8,333	-	-	-	8,333
Shares and warrants issued pursuant to subscription agreeements	-	-	10,697,250	10,697	-	1,593,891	-	-	-	1,604,588
Foreign currency exchange	-	-	-	-	-	-	(479,409)	-	-	(479,409)
Non-controlling interest								(124,764)		(124,764)
Net loss	-	-	-	-	-	-	-	213,378	(2,452,148)	(2,238,770)
Balance March 31, 2009	-	$-	300,583,108	$300,583	$(62,500)	$19,940,319	$(1,176,614)	$88,614	$(16,949,780)	$2,140,622

See accompanying notes.

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$215,085	$(11,030,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	304,452
Amortization of accounting software license	-	1,197
Decrease in noncontrolling interests	-	(162,325)
Share Based Compensation	28,000	8,881,051
Non cash interest expense	110,464	-
Settlement of accounts payable	(307,651)
Settlement of accrued severance	(260,911)
		-
Changes in assets and liabilities, net of acquistions		-
and the effect of consolidation of equity affiliates:		-
Prepaid expenses	(15,367)	18,280
Software license	(1,197)	-
Inventory of raw materials	-	(31,174)
Deposits	-	(6,000)
Accounts payable	(60,222)	35,937
Accrued expenses	(178,445)	821,101
Total adjustments	(685,329)	9,862,519
Net cash used in operating activities	(470,244)	(1,168,387)

Cash flows from investing activities:
Investment in joint venture Korlea -TOT	-	-
Purchase of equipment	-	(8,643)
Net cash used in investing activities	-	(8,643)

Cash flows from financing activities:
Contributed capital from equity investors	-	1,017,097
Contributed capital for Korlea-TOT joint venture	-	37,561
Increase in related party payables	-	117,865
Decrease in related party payables	-	-
Note payable related party	558,000	-
Net cash provided by financing activities	558,000	1,172,523

Effect of exchange rate changes on cash	-	16,471

Net increase in cash	87,756	11,965

Cash at beginning of period	251	88,007
Cash at end of period	$88,007	$99,972

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party debt and accrued interest to be exchanged for equity	$3,771,047	$637,410
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided information of joint venture Korlea-TOT	$-	$45,500
Common stock issued pursuant to subscription agreement	$-	$8,858,514

See accompanying notes.

TOT ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

TOT Energy, Inc. (the “Company”), formerly Splinex Technology, Inc., was organized on February 6, 2004 under the laws of the State of Delaware as a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company. The Company began its development stage activity on October 28, 2003 (“Inception”), the date of formation of Splinex, LLC, and ended development stage activity on July 16, 2008 when the Company acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry.

Basis of Consolidation

The interim financial statements include the accounts of TOT Energy, Inc., the accounts of the Company’s 75% joint venture, TOT- SIBBNS, a limited liability company formed under the laws of Russia (also known as the Russian Federation) and the accounts of our 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

Business Activity

The Company is working to build a diversified portfolio of energy assets. To this end, from time to time, the Company may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders. Prior to 2008, the Company developed computer software products.

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

KORLEA-TOT is the Company’s 51%-owned joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of electricity in the Czech Republic. Korlea-TOT was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture..

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At March 31, 2008 and March 31, 2009, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2009, and March 31, 2008, the United States bank balances did not exceed the FDIC limit.  The Company also maintains bank balances in Russia and the Czech Republic and at March 31, 2009, the balance was $76,656.  At March 31, 2008, there were no overseas bank balances.  The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

Fixed Assets

The Company depreciates its building over a term of 20 years.  Machinery and Equipment are depreciated over lives ranging from 3 years to 10 years depending on the equipment.  The Company uses lives of three years for office equipment, five years for most pieces of drilling equipment and ten years for our four drills.  All of the Company assets are depreciated on a straight-line basis for financial statement purposes.

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

At March 31, 2009, the Company had outstanding vested stock options to purchase 412,963 shares of common stock and warrants to purchase 41,363,168 shares of common stock.  For the twelve months ended March 31, 2009, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

At March 31, 2008, the Company had 100,000 options exercisable.  The Company recorded a $8,000 compensation expense for these options in fiscal 2008.  During fiscal 2009, the Company issued 1,100,000 options of which 312,963 were exercisable at March 31, 2009.  The Company also issued 82,725,335 shares of common stock and warrants to purchase 41,362,168 shares of common stock in exchange for $1,654,507 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 6, 7 and 8).

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and borrowings under related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during fiscal 2008 and fiscal 2009.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had been in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence. These factors include our history of net losses and that minimal revenues have been earned to date. The Company is dependent upon TGR Energy, LLC or Mike Zoi to fund its operations. The Company’s independent auditors’ report on its financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment is the oil and gas services sector. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

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

Billed contract receivables consist of amounts due under our sole contract for fiscal 2009, which has been stopped due to lack of financing by our customer.   We have fully reserved for uncollected billings and for costs in excess of billings in the amount of $270,582.  There are no revenues or costs charged to operations for the fiscal year ended March 31, 2008 or 2009 under the completed contract method. For more information, see Note 1 –  “Summary of Significant Accounting Policies – Revenue Recognition” above.

NOTE 5. BUILDING, MACHINERY AND EQUIPMENT

Building, machinery and equipment consisted of the following at March 31, 2008 and 2009:

	2008	2009
Building	$-	$160,649
Machinery and Equipment	4,000	3,053,933
	4,000	3,214,582
Less accumulated depreciation	(4,000)	(308,452)
	$-	$2,906,130

Depreciation expense was $0 and $304,452 for 2008 and 2009 respectively.

NOTE 6. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At March 31, 2009 and March 31, 2008, accrued expenses consisted of the following:

	March 31, 2008	March 31, 2009
Professional Fees	$30,000	$39,968
Taxes payable	—	104,535
Accrued cost of software license	2,392	—
Accrued wages	—	509,090
Other accrued expenses	249	200,150
	$32,641	$853,743

NOTE 7. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 800,000,000 shares of common stock, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share held. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

On August 13, 2008, the Board of Directors approved (i) the issuance of fully vested options to purchase 100,000 shares of common stock to Curtis Wolfe for his services as a board member of the Company and (ii) the issuance of options to purchase 1,000,000 shares of common stock to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his option grants. Mr. New’s stock options will vest ratably over three years. Both sets of options have a life of 7 years from the date of grant and a strike price of $0.25 per share. Utilizing a Black-Scholes valuation model, at September 30, 2008, the Company recorded compensation expense of $0.10 per share or $10,000 for options granted to Mr. Wolfe and $4,444 for vested options of Mr. New.  For the quarter and year ended March 31, 2009, the Company recorded compensation expense of $0.10 per share or $8,333 and $21,296, respectively, for vested options of Mr. New.

On August 25, 2008, in consideration for activities that resulted in the successful joint venture with Korlea-TOT, the Company issued 350,000 shares of restricted TOT-Energy, Inc. common stock to Kaplan Capital, LLC. The stock provided for services was valued based on the market price per share on date of issuance ($0.13 per share) and the Company recorded compensation expense of $45,500.

On November 1, 2008, the Company entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus was appointed TOT Energy’s exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement is to automatically continue on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Agreement included a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, the Company granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of the Company's common stock at ten cents ($.10) per share. The warrants were valued at $149,999 and were to be amortized over the seven-month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus. The Company has not yet paid a cash fee or provided the abovementioned warrants to Olympus due to the failure by Olympus to provide meaningful investment banking services until world financial markets stabilized.  Olympus has commenced providing strategic advice and other services to the Company and we are currently negotiating an amendment to the Agreement that will clarify payment and other terms, including issuance of securities, under the Agreement. The Company has amortized four months of the warrant charge and accrued this amount in the current period to reflect services provided.

For the quarter ended March 31, 2009, TGR was issued 10,697,250 shares of common stock of the Company and fully vested warrants to purchase 5,348,625 shares of common stock of the Company for $0.05 per share in exchange for funding of $213,945 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,390,643 was recorded for the quarter ending March 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $8,827,218 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

At March 31, 2009, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 412,963 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.69 years. The Company also had warrants to purchase 41,362,168 shares of common stock outstanding at March 31, 2009 with a strike price of $0.05 per share and a remaining contractual term of 4.74 years pursuant to the Subscription Agreement.

NOTE 8. STOCK OPTIONS AND STOCK GRANTS

For fiscal 2008, options to purchase 100,000 shares of common stock were granted under the Company’s stock option plan to a director as compensation as a member of the board of directors.

For fiscal 2009, options to purchase 1,100,000 shares of common stock were granted under the Company’s stock option plan.  Options to purchase 100,000 shares were granted to a director as compensation as a member of the board of directors and options to purchase 1,000,000 shares were granted to the Chief Financial Officer as part of his incentive compensation.  The options to purchase 1,000,000 shares vest monthly over three years and compensation charges for these shares are amortized over the three year period.  The following table details the charges to income and assumptions used to derive these charges:

ITEM	2008	2009
Charge to income (compensation expense)	$8,000	$31,296
Volatility	250%	323%
Stock price	$0.08	$0.12
Strike Price	$0.25	$0.25
Option life	5 years	7 years
Risk free rate	5.0%	3.5%
Vesting	100% at grant	Options to purchase 100,000 shares are vested 100% at grant date. Options to purchase 1,000,000 shares vest monthly over 3 years

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes.  At March 31, 2008 and 2009, the Company had cumulative federal net operating loss carry forwards (NOL) of approximately $5.5 million and $5.5 million, respectively.  Of these amounts, $0 and approximately $640,000 relates to our Russian subsidiary, TOT-SIBBNS for fiscal 2008 and 2009 respectively.  The Company estimates that 24% is the proper tax rate for the Russian foreign loss and we estimate this loss will expire in 10 years (2019).  The Company has determined that the net operating loss may not be realized and a valuation allowance has been recorded for the full amount of the tax loss carryforward.

The Company is deliquent in filing its federal tax returns for several years. However, since the Company did not record profits, it owes no tax, but may be subject to certain fines and penalties. The NOL expire beginning in December 2025. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards will be limited.

The net provision (benefit) for income taxes consisted of the following at March 31, 2008 and 2009:

	2008	2009
Current Federal income taxes	$-	$-
Deferred income tax benefit
Domestic	(215,000)	(494,976)
Foreign	-	(153,632)
Valuation allowance	215,000	648,608
Total income tax provision	$-	$-

Significant components of the Company's deferred tax assets at March 31, 2008 and 2009 are as follows:

	2008	2009
Net operating loss carryforwards	$1,930,000	$2,758,608
Accrued compensation and other	180,000	509,090
	2,110,000	3,267,698
Valuation allowance for deferred tax assets	(2,110,000)	(3,267,698)
Net deferred tax asset	$-	$-

Reconciliation between actual income taxes and amounts at March 31, 2008 and 2009 computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

	2008	2009
U. S. Federal statutory rate on loss before income taxes	34.0%	34.0%
Benefit of lower foreign tax rates	0.0%	-3.0%
State income tax, net of federal tax benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-34.6%
Total income tax provision	0.0%	0.0%

NOTE 10. RELATED PARTY TRANSACTIONS

On August 7, 2008, the Company and TGR, which held 94% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.

For the quarter ended March 31, 2009, TGR was issued 10,697,250 shares of common stock of the Company and fully vested warrants to purchase 5,348,625 shares of common stock of the Company for $0.05 per share in exchange for funding of $213,945 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,390,643 was recorded for the quarter ending March 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $8,827,218 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

NOTE 11. DEBT DUE TO RELATED PARTIES

During the quarter ended December 31, 2008, using the proceeds from the Subscription Agreement described above, the Company repaid $637,410 in related party loans.  As of March 31, 2009, the Company had no outstanding related party obligations.

NOTE 12. TGR RESTRUCTURING

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable which was exchanged for newly issued common shares of the Company, and gave TGR substantial majority of the outstanding common shares (see Note 7 for more information).

NOTE 13. SUBSEQUENT EVENTS

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually.

To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $11,000 will be recorded in the first quarter of fiscal 2010 (June 30, 2009) and a compensation charge of $11,000 will be recorded in the second quarter of 2010 (September 30, 2009) which reflects the market value per share ($0.11) on the first trading day after the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.  The Company expects to record compensation expense of $2,582 in the first quarter of fiscal 2010 and $1,375 in the second quarter of 2010 to reflect the market value of stock provided in lieu of cash compensation.  Both of these charges were calculated using the price per share of common stock ($0.11) on the first trade after the date of grant.

On April 2, 2009, TOT-SIBBNS determined there would be no further oil drilling operations under its existing contract for the current drilling season. TOT-SIBBNS has furloughed most employees (114 field and professional positions) until further notice. It is uncertain when or if drilling services under the existing contract will recommence. The contract for drilling services was temporarily suspended in January 2009 due to the inability of the customer to obtain necessary funding.  TOT-SIBBNS’ equipment remains on-site and is expected to remain on-site through the summer.

TOT-SIBBNS has incurred costs during the fourth quarter ended March 31, 2009 to secure its equipment on the job site and prepare for recommencement of drilling operations in the event the customer obtains the necessary financing to maintain the oil field license required to conduct operations.

The oil production business in Russia is seasonal and cyclical and is currently experiencing a down cycle in large part due to the recently lower prices relating to the sales price for a barrel of crude oil. While we are hopeful that drilling service demand will increase when the price of oil increases and/or the Russian government adjusts drilling license regulations and fee structures, we can provide no assurance that this will be the case. We may not know whether our drilling operations will be able to recommence with our existing customer or other customers until the end of 2009.

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company would receive certain promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.  This arrangement is valued at $55,000, which will be recorded as an advertising expense in the first quarter financial results.

Item 9.   Changes and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls and Procedures

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

As of March 31, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company. We expect this process to continue through the remainder of 2009 and 2010.

During the quarter ended March 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names, ages and offices held of all of the Company’s directors and executive officers are set forth in the table below:

Name	Age	Position	Year Appointed
Mike Zoi	42	CEO, Director	2004
Curtis Wolfe	45	Secretary, Director	2007
Stuart Murdoch	42	Director	2008
Jonathan New	49	Chief Financial Officer	2008

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Mr. Zoi also serves as a Director of Ener1 Group, a privately held investment firm which he co-founded.  Mr. Zoi is responsible for strategy and directly manages all senior executives.   Mr. Zoi also directs all mergers and acquisition activities of the Company. His expertise includes strategic development, branding, corporate alliances, corporate websites and investor relations.    Earlier in his career, Mr. Zoi worked in international finance and business development.

Mr. Wolfe served as Chief Operating Officer, Executive Vice President and General Counsel of Ener1 Group, Inc., the largest shareholder of alternative energy company Ener1, Inc.  Mr. Wolfe has been a director of TOT Energy, Inc. since 2004 except for a three-month period beginning August 31, 2007 and ending December 18, 2007.  Prior to his involvement with Ener1 Group, he was a partner in an international law firm based in Miami where he focused on mergers and acquisitions, start-up company financing, franchising and intellectual property. His experience also includes equity and debt offerings and compliance with reporting requirements for publicly traded companies. Mr. Wolfe served 11 years in the United States Air Force. Mr. Wolfe has a BIS in English, Mathematics and Latin American Studies from Weber State University and a JD from the University of Iowa College of Law, where he graduated with distinction.

On February 8, 2008, the Board of Directors named Stuart Spence Murdoch to the Board of Directors effective February 15, 2008. Mr. Murdoch is a British citizen and resident who is presently a Partner and CEO of Ceema Capital LLP, a London based FSA regulated Investment Advisory Firm. Prior to setting up Ceema Capital LLP, Mr. Murdoch was director of local market foreign exchange and interest rate trading at ABM Amro. In addition, Mr. Murdoch has held positions at AIG International, Bank of America International, Goldman Sachs, Barclays Capital and Chase Manhattan Bank. Mr. Murdoch is a graduate of Exeter University in England.

On March 10, 2008, Jonathan New joined TOT Energy as Chief Financial Officer.  Mr. New served as Chief Operating Officer of Ener1, Inc. from 2001 to 2003. Subsequent to that, Mr. New provided counsel to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1, Mr. New held controller and chief financial officer positions with companies including Haagen-Dazs, RAI Credit Corporation and Prudential of Florida. Mr. New obtained a BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Board composition

Effective February 2008, our board of directors consisted of three members. The number of directors may change from time to time, as determined by resolution adopted by a majority of the board of directors. Our by-laws require a minimum of one director and allow a maximum of nine directors.

Currently, there is no one serving on the board who is a “financial expert” or “independent” under the Commission’s standards (Rule 10A-3 of the Exchange Act) as the Company’s limited financial resources are not adequate to attract and retain qualified candidates.

Committees of the board of directors

In December 2004, our board of directors established a Nominating and Compensation Committee and an Audit Committee.  Currently, there are no members of these committees, which did not meet during fiscal 2009.

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

Currently, the entire board of directors is serving as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our Company, the following officers and directors and holders of more than 10% of our common stock did not timely filed the statement of changes in beneficial ownership on Form 4 or the statement of beneficial ownership on Form 3 pursuant to Section 16(a) during fiscal 2009 or before as follows:

Mike Zoi: Initial Statement of Beneficial Ownership of Securities on Form 3 due 12/27/07 filed 3/12/09.

Curtis Wolfe: Initial Statement of Beneficial Ownership of Securities on Form 3 due 8/23/08 filed 3/12/09.

Stuart Murdoch: Initial Statement of Beneficial Ownership of Securities on Form 3 due 2/18/08 filed 3/12/09.

Jonathan New: Initial Statement of Beneficial Ownership of Securities on Form 3 due 8/23/08 filed 3/12/09.

Code of Ethics

We have a Code of Ethics that applies to our officers and directors. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code. Our Code of Ethics can be found on our Company website at http://totenergy.com/company.php?n=codeofethics.  We will provide a copy of our Code of Ethics to any person without charge, upon written request to the Company.

Item 11. Executive Compensation

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2009 to our Chief Executive Officer and President and our other executive officers who earn more than $100,000 annually in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)

Mike Zoi, Chief Executive Officer	2009	$59,391	$-	$-	$-	$-	$59,391
	2008	$-	$-	$-	$-	$-	$-
Jonathan New, Chief Financial Officer	2009	$140,000	$20,426	$-	$21,296	$-	$181,722
	2008	$8,167	$-	$-	$-	$-	$8,167
Curtis Wolfe, Executive Vice President, General Counsel (Resigned 09/30/08)	2009	$-	$-	$-	$10,000	$60,500	$70,500
	2008	$-	$-	$-	$-	$60,000	$60,000

Mike Zoi became Chief Executive Officer on December 17, 2008 effective with his purchase of member interests in Splinex, LLC.  For fiscal 2009, Mr. Zoi was entitled to receive a salary of $350,000, the majority of which has been deferred at Mr. Zoi’s election.

Jonathan New joined us on March 10, 2008.  Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $11,000 will be recorded in the first quarter of fiscal 2010 (June 30, 2009) and a compensation charge of $11,000 will be recorded in the second quarter of 2010 (September 30, 2009) which reflects the market value per share ($0.11) on the first trading day after the date of grant. Mr. New also participates in the Company’s equity incentive compensation plan.

Curtis Wolfe serves as Secretary and a Director of the Company.  Mr Wolfe is also the CEO of WCIS Media, LLC, an online media company unrelated to TOT Energy.  Mr. Wolfe served as Executive Vice President and General Counsel of TOT Energy from December 17, 2007 to September 30, 2008. Mr. Wolfe has received no compensation for 2008 from TOT Energy. However, Mr. Wolfe was compensated by Ener1 Group, Inc. in 2008 (through August 31, 2007) for services provided to TOT Energy. Between December 17, 2007 and March 31, 2008, Mr. Wolfe was paid $60,000 for services provided to TOT Energy by related companies controlled by Mike Zoi.  For fiscal 2009, Mr. Wolfe received an aggregate of $60,500 for legal services provided to the Company and this amount was expensed to legal fees in the combined statement of operations. Mr. Wolfe also participates in the Company’s equity incentive compensation plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stuart Murdoch	100,000	-	-	$0.25	February 7, 2013
Curtis Wolfe	100,000	-	-	$0.25	July 8, 2015
Jonathan New	212,963	787,037	787,037	$0.25	July 8, 2015

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

2009 DIRECTOR COMPENSATION

Director Compensation Table

Board Member	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)

Mike Zoi	$-	$-	$-	$-	$-	$-	$-

Stuart Murdoch	$-	$-	$-	$-	$-	$-	$-

Curtis Wolfe	$-	$-	$10,000	$-	$-	$60,500	$70,500

Mr. Wolfe has received no compensation for 2008 from TOT Energy. However, Mr. Wolfe was compensated by Ener1 Group, Inc. in 2008 (through August 31, 2007) for services provided to TOT Energy. Between December 17, 2007 and March 31, 2008, Mr. Wolfe was paid $60,000 for services provided to TOT Energy by related companies controlled by Mike Zoi.  For fiscal 2009, Mr. Wolfe received an aggregate of $60,500 for legal services provided to the Company.

During fiscal 2009, Curtis Wolfe received options to purchase up to 100,000 shares of company stock with a strike price of $0.25.  These options vested immediately upon grant. The Company has valued these options at $10,000. Mr. Wolfe’s options were granted on August 13, 2008 and have a life of seven (7) years from date of grant.

On February 6, 2008, the Board of Directors approved the issuance of fully vested options to purchase 100,000 shares of common stock to Stuart Murdoch for his services as a board member. The options have a term of five years from the date of grant and a strike price of $0.25 per share.

Employment Agreements

None.  See Executive Compensation above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of March 31, 2009 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our Chief Executive Officer, our named executive officers, and our directors and named executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of March 31, 2009 there were 300,583,108 shares of common stock outstanding.  We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o TOT Energy, Inc., 12100 NE 16 Avenue, Suite 210, North Miami, FL  33161.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial owner (number of common shares)	Percent of Class
Mike Zoi (1)	325,357,006	95.1%
Stuart Murdoch (2)	100,000	*
Curtis Wolfe (3)	100,000	*
Jonathan New (4)	212,963	*
Directors and named exec. Officers as as group	325,769,969	95.1%

* Less than one percent (1%)

(1)	Includes 283,989,084 shares of common stock and warrants to purchase 41,362,168 shares of common stock that are held by TGR over which Mr. Zoi has dispositive and voting power
(2)	Reflects shares underlying the grant of stock options expiring on February 5, 2013 and a strike price of $0.25 per share.
(3)	Reflects shares underlying the grant of stock options expiring on August 12, 2013 and a strike price of $0.25 per share.
(4)
Reflects shares underlying stock options that are currently exercisable.  Stock options to purchase 1,000,000 shares of common stock were granted on August 13, 2008 and vest ratably over 36 months from the date of grant.  These options expire on August 13, 2013 and have a strike price of $0.25. Does not include grant of common stock subsequent to March 31, 2009.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,200,000	$0.25	3,975,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On December 17, 2007, (1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and (2) Bzinfin, S.A., a British Virgin Islands limited corporation that is indirectly owned by an affiliate of Ener1 Group, Inc., a Florida company of which Mike Zoi is a shareholder and director and which is the majority shareholder of Ener1, Inc., and Ener1 Group assigned debt obligations of the Company to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC.

Under an Exchange Agreement dated December 18, 2007, the Company agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to a former affiliate of Splinex, LLC. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 and an aggregate of 201,032,334 shares after the completion of the Exchange Agreement on December 18, 2007. The Company had 100,757,769 shares outstanding at December 17, 2007 and 214,257,769 shares outstanding after the completion of the Exchange Agreement. In June 2008, Splinex, LLC changed its name to TGR Energy, LLC (“TGR”).

On August 7, 2008, the Company and TGR, which held 94% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable to a related party.  A compensation charge of $8,827,218 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

Director Independence

Currently, there is no one serving on the board or any committee thereof who is a “financial expert” or “independent” under the Commission’s standards (Rule 10A-3 of the Exchange Act) as the Company’s limited financial resources are not adequate to attract and retain qualified candidates. For more information regarding the Board and committees thereof, see “Item 10. Directors, Executive Officers and Corporate Governance” of this Report.

Board meetings and committees; annual meeting attendance

During fiscal 2009, the board held six meetings by telephonic conference or unanimous written consent in lieu of a meeting that were attended or signed by all board members, except that Mr. Zoi did not participate in a meeting held on August 7, 2009 relating to approval of the Subscription Agreement due to a conflict of interest.

The Company does not have a formal policy regarding attendance by directors at annual meetings of security holders. However, if any board members do attend the annual meeting of security holders, their expenses will be reimbursed.

Shareholder communications

The Company does not have a formal process for shareholders to send communications directly to the board, which given the Company’s financial situation and limited resources, the board deems appropriate at this time.

Item 14.  Principal Accounting Fees and Services

Audit Fees.    The aggregate fees, including expenses, billed by our current principal accountants in connection with the audit of our annual financial statements and review of regulatory filings including the financial statements included in our Annual and Quarterly Reports on Forms 10-Kand 10-Q was $113,063 for fiscal 2009 and $57,499 for fiscal 2008.

Audit Related Fees.  The aggregate fees, including expenses, billed by our current principal accountants for services reasonably related to the performance of the audit or review of financial statements not reported under “Audit Fees” above for the years ended March 31, 2009 and 2008 were $0.

Tax Fees.  The aggregate fees, including expenses, billed by our former and current principal accountants for services rendered for tax compliance, tax advice, and tax planning during the fiscal years ended March 31, 2009 and 2008 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other services rendered to us by our current principal accountants during fiscal 2009 and 2008 were $0.

Audit Committee Pre-Approval Policy

Our Audit Committee’s responsibilities (which in our case is the full Board of Directors) include selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by our independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee's approval. All fees paid to the independent auditors in fiscal 2009 were pre-approved by the Audit Committee (which in our case is the full Board of Directors), and therefore no services were approved after the services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009.

10.1
Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004 incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation herin filed by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009.

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

10.19 *	First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan

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

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOT Energy, Inc.

June29, 2009	by: /S/ Mike Zoi
Mike Zoi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

June29, 2009	/S/ Mike Zoi
Mike Zoi
President, Chief Executive Officer and Director
(Principal Executive Officer)

June 29, 2009	/S/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

June29, 2009
Stuart Murdoch
Director

June29, 2009	/S/ Curtis Wolfe
Curtis Wolfe
Director