Form 10-Q
period 2009-06-30
TOT Energy
filed 2009-08-14
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 000-51108

TOT Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12100 NE 16 Ave
Suite 210
Miami, FL 33161
(Address of principal executive offices)

(305) 891-2298
(Registrant’s telephone number, including area code)

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

The number of outstanding common share, $.001 par value, of the registrant as of August 14, 2009 was 305,309,280.

TOT ENERGY, INC.
Form 10-Q
For the Quarter Ended June 30, 2009
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS – AS OF MARCH 31, 2009 AND JUNE 30, 2009	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2009	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 4T.	Controls and Procedures	15

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities	16

Item 6.	Exhibits	17

	Signatures	19

	References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “TOT Energy” refers to TOT Energy, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
ASSETS
Current assets
Cash	$88,953	$99,971
Deposits	8,000	6,000
Inventory of raw materials	34,916	31,174
Prepaid expenses and other assets	16,693	2,220
Total current assets	148,562	139,365

Fixed assets
Building	175,242	160,649
Machinery and equipment	3,330,338	3,053,933
Less: accumulated depreciation	(517,789)	(308,452)
Total fixed assets (net)	2,987,791	2,906,130
Total assets	$3,136,353	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,791	$51,130
Accrued expenses	1,184,010	853,743
Total liabilities	1,277,801	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 305,309,280 and 300,583,108 shares issued and outstanding)	305,309	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	21,354,507	19,940,319
Accumulated other comprehensive loss	(939,892)	(1,176,614)
Accumulated deficit	(18,876,314)	(16,949,780)
Noncontrolling interest	77,442	88,614
Total equity	1,858,552	2,140,622
Total liabilities and stockholders' equity	$3,136,353	$3,045,495

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	1,926,479	303,287
Loss from operations	(1,926,479)	(303,287)

Non-operating income (expenses)
Other expense	(55)	-
Loss before income tax provision	(1,926,534)	(303,287)

Income tax provision	-	-

Net loss	(1,926,534)	(303,287)
Add: Net loss attributable to the noncontrolling interest	84,503	-
Net loss attributable to TOT Energy, Inc.	(1,842,031)	(303,287)

Other comprehensive income
Foreign currency translation income	216,192	-
Comprehensive loss	$(1,625,839)	$(303,287)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	300,822,957	214,507,773

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30. 2008
Cash flows from operating activities:
Net loss	$(1,842,031)	$(303,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161,305	1,197
Decrease in noncontrolling interests	(87,248)	-
Share Based Compensation	1,337,360	-

Changes in assets and liabilities:
Prepaid expenses	(14,435)	7,913
Due to related parties	-	121,824
Deposits	(2,000)	(500)
Inventory of raw materials	(910)	-
Accounts payable	39,291	(9,943)
Accrued expenses	294,744	94,789
Total adjustments	1,728,106	215,280
Net cash used in operating activities	(113,924)	(88,007)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Contributed capital from equity investors	81,554	-
Net cash provided by financing activities	81,554	-

Effect of exchange rate changes on cash	21,353	-

Net decrease in cash	(11,018)	(88,007)

Cash at beginning of period	99,971	88,007
Cash at end of period	$88,953	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued pursuant to subscription agreement (see Note 6)	$1,264,087	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2009. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Business Activity

TOT Energy, Inc. is working to acquire a portfolio of energy related assets. To this end, from time to time, the Company may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.  Prior to 2008, the Company developed computer software products.

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil-drilling rigs that plans to generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At June 30, 2009 and March 31, 2009, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2009, and March 31, 2009, the United States bank balances did not exceed the FDIC limit.  The Company also maintains bank balances in Russia and the Czech Republic and at June 30, 2009, the balances were $0 and $86,133, respectively.  At March 31, 2009, bank balances in Russia and the Czech Republic were $0 and $76,656, respectively.  The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

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

The Company did not issue any new options for the three months ended June 30, 2009, but recorded a $8,426 compensation expense for options that vested during the period.  During the quarter ended June 30, 2009, the Company also issued 4,077,700 shares of common stock and warrants to purchase 2,038,850 shares of common stock in exchange for $81,554 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 6 and 7).  In addition, the Company issued 148,472 shares of common stock in lieu of compensation and 500,000 shares of common stock for marketing and promotional activities.

At June 30, 2009, the Company had outstanding vested stock options to purchase 497,222 shares of common stock and warrants to purchase 43,401,018 shares of common stock.  For the three months ended June 30, 2009, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

At June 30, 2008, the Company had 100,000 stock options outstanding that were not included in the calculation of earnings per share as they were anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and borrowings under related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three month periods ended June 30, 2009 and 2008.

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

Billed contract receivables consist of amounts due under our sole contract, which has been suspended due to lack of financing by our customer.   We have fully reserved for uncollected billings and for costs in excess of billings in the amount of $322,485.  There are no revenues or costs charged to operations for the periods ended June 30, 2009 or June 30, 2008 (TOT-SIBBNS was established in July, 2008) under the completed contract method. For more information, see Note 1 –  “Summary of Significant Accounting Policies – Revenue Recognition” above.

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At June 30, 2009 and March 31, 2009, accrued expenses consisted of the following:

	June 30, 2009	March 31, 2009

Accrued accouting fees	23,468	29,968

Accrued legal fees	8,635	10,000

Accrued Taxes	219,587	104,535

Accrued payroll	580,186	509,090

Other accrued expenses	352,134	200,150

	$1,184,010	$853,743

NOTE 6. STOCKHOLDERS’ EQUITY

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

For the quarter ended June 30, 2009, the Company recorded compensation expense of $0.10 per share or $8,426 for options of Mr. New issued on August 13, 2008 that vested during the quarter.

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to $91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $12,500 will be recorded for the quarter ending September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.  The Company recorded a compensation expense of $2,347 for the quarter ended June 30, 2009 and expects to record a compensation expense of $1,250 for the quarter ending September 30, 2009, to reflect the market value of stock provided in lieu of cash compensation.  Both of these charges were calculated using the price per share of common stock ($0.10) on the first trading date after the date of grant.

For the quarter ended June 30, 2009, the Company accrued an expense of $64,285 relating to stock expected to be issued in exchange for services to be provided by Olympus Securities.  The Company is currently negotiating a revised contract for such services.  Given the unstable equity markets over the last nine months, the Company and Olympus are working together to find a solution that provides value for both parties.

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

For the quarter ended June 30, 2009, TGR was issued 4,077,700 shares of common stock of the Company and fully vested warrants to purchase 2,038,850 shares of common stock of the Company for $0.05 per share in exchange for funding of $81,554 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,264,087 was recorded for the quarter ended June 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company receives certain promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.  This arrangement is valued at $50,000, which amount was recorded as an advertising expense for the quarter ended June 30, 2009.

At June 30, 2009, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 497,222 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.54 years. The Company also had warrants to purchase 43,401,018 shares of common stock outstanding at June 30, 2009 with a strike price of $0.05 per share and a remaining average contractual term of 4.28 years.

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

For the quarter ended June 30, 2009, TGR was issued 4,077,700 shares of common stock of the Company and fully vested warrants to purchase 2,038,850 shares of common stock of the Company for $0.05 per share in exchange for funding of $81,554 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,264,087 was recorded for the quarter ended June 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward -looking statements. These statements relate to our expectations, hopes, beliefs, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our products and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting the oil and gas business and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; weather; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the market price of oil.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, although we will continue to comply with our obligations under the securities laws.

The following discussion should be read in conjunction with our audited financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Commission and the consolidated interim financial statements and related notes included in this Report.

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

On April 2, 2009, TOT-SIBBNS, our joint venture servicing the oil and gas industry in Russia, determined there would be no further oil drilling operations under its existing contract for the current drilling season. TOT-SIBBNS has furloughed most employees (114 field and professional positions) until further notice. It is uncertain when or if drilling services under the existing contract will recommence. The contract for drilling services was temporarily suspended in January 2009 due to the inability of the customer to obtain necessary funding.  During the quarter ending June 30, 2009, TOT-SIBBNS removed some equipment via barge and incurred additional expenses to maintain and secure equipment on the job site.  TOT-SIBBNS incurred total expenses of $51,903 relating to this contract for the quarter ending June 30, 2009.  The majority of TOT-SIBBNS’ equipment remains on-site and is expected to remain on-site through the summer.

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

For the quarter ended June 30, 2009, TGR was issued 4,077,700 shares of common stock of the Company and fully vested warrants to purchase 2,038,850 shares of common stock of the Company for $0.05 per share in exchange for funding of $81,554 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,264,087 was recorded for the quarter ended June 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company would receive certain promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.  This arrangement is valued at $50,000, which amount was recorded as an advertising expense for the quarter ended June 30, 2009.

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $12,500 will be recorded for the quarter ending September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.  The Company recorded a compensation expense of $2,347 for the quarter ended June 30, 2009 and expects to record a compensation expense of  $1,250 for the quarter ending September 30, 2009, to reflect the market value of stock provided in lieu of cash compensation.  Both of these charges were calculated using the price per share of common stock ($0.10) on the first trading date after the date of grant.

For the quarter ended June 30, 2009, the Company accrued an expense of $64,285 relating to stock expected to be issued in exchange for services to be provided by Olympus Securities.  The Company is currently negotiating a revised contract for such services.  Given the unstable equity markets over the last nine months, the Company and Olympus are working together to find a solution that provides value for both parties.

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

Results of Operations for the Three Month Period Ended June 30, 2009

We reported a net loss of  $1,842,031 or $(0.01) per share for the three months ended June 30, 2009, compared to a net loss of $303,287 or $(0.00) per share for the quarter ended June 30, 2008. Weighted average shares outstanding were 300,822,957 and 214,507,773 for the quarters ended June 30, 2009 and 2008, respectively.

The net loss for the three month period ended June 30, 2009 was negatively impacted by the non-cash compensation expense of $1,264,087 related to shares and warrants issued pursuant to the Subscription Agreement with TGR, as described above.  Additionally the Company recorded $50,000 of non-cash marketing expenses relating to services provided in exchange for the issuance of 500,000 shares of the Company’s common stock and a non-cash compensation charge of $23,273 for shares issued and options vested during the period.

For the quarter ended June 30, 2008, there were no operations and the loss of $303,287 was a result of general and administrative expenses associated with operating a public company and locating acquisition opportunities.  There were no non-cash compensation and marketing expenses as described above in results for the quarter ending June 30, 2009.

Operations reported for the quarter ended June 30, 2009 include the expense associated with TOT-SIBBNS.  TOT-SIBBNS accounts for projects using the completed contract method where all costs are capitalized on the balance sheet as Project Costs.  Contract billings are recorded as a reduction to Project Costs and revenue will only be recognized once amounts collected exceed costs incurred.  We reported no revenue from contracts during the three months ended June 30, 2009 and we had no revenue for the three months ended June 30, 2008. Additionally, pursuant to the completed contract method, costs incurred for our existing oil drilling contract were $51,903 for the quarter ended June 30, 2009 and related primarily to the relocation, on-going maintenance and security, of equipment, which is reflected in general and administrative costs.

General and administrative expenses for the three months ended June 30, 2009, were $1,926,479 of which $337,900 were attributable to TOT-SIBBNS , $29 to Korlea-TOT for bank fees and $1,588,550 from TOT Energy corporate (USA) expenses.  The following table details the major expense items by category for TOT-SIBBNS and the Company for the quarter ended June 30, 2009:

ITEM	TOT-Energy, Inc.	TOT-SIBBNS
Non-cash compensation expense relating to the Subscription Agreement with TGR	1,264,087	-
Non-cash marketing expense relating to 500,000 shares issued to American Speed Factory for marketing and promotional services	50,000	-
Non-cash amortization of shares expected to be provided to Olympus Securities	64,285	-
Non-cash stock and option compensation expense for quarterly amortization of stock in lieu of salary	23,273	-
Payroll taxes and benefits	145,845	62,294
Professional fees	15,520
Travel	5,803	440
Materials expense	-	2,085
Depreciation	255	161,050
Other general and administrative expenses	19,482	112,031
TOTAL	1,588,550	$337,900

General and administrative expenses for the three months ended June 30, 2008 were $303,287, as we had no business and minimal administrative expenses during this time.  TOT-SIBBNS was purchased July 16, 2008 and there are no expenses associated with TOT-SIBBNS for the quarter ended June 30, 2008.

Other expense was $55 for the three months ended June 30, 2009 as compared with $0 for the three months ended June 30, 2008.

During the three months ended June 30, 2009, we obtained funding of an aggregate of $81,554 under the Subscription Agreement with TGR and recognized a non-cash compensation expense of $1,264,087. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement, which amounted to a compensation expense of $815,540. Additionally, the warrants to purchase 33,434,743 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $448,547 based on a Black-Scholes valuation model.

The non-controlling interest relating to the TOT-SIBBNS and Korlea-TOT joint ventures were $84,489 and $14, respectively, for the three months ended June 30, 2009 as compared with $0 for the three months ended June 30, 2008. The joint venture non-controlling interest reflects the joint venture partner’s ownership of each joint venture.

Liquidity and capital resources

At June 30, 2009, we had an accumulated deficit of $18,876,314 and cash of $88,953. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance).  At June 30, 2009, the remaining investment obligation is $263,939.

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

For the quarter ended June 30, 2009, TGR was issued 4,077,700 shares of common stock of the Company and fully vested warrants to purchase 2,038,850 shares of common stock of the Company for $0.05 per share in exchange for funding of $81,554 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,264,087was recorded for the quarter ended June 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value.  This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

Off-balance sheet arrangements

At June 30, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No 165 (SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this Statement did not result in a change in current practice.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and was adopted in the current period. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

In May, 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP. The Company will adopt FAS 162 for the quarter ending September 30, 2009.

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

As of June 30, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through the remainder of fiscal 2010.

During the quarter ended June 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

For the quarter ended June 30, 2009, TGR was issued 4,077,700 shares of common stock of the Company and fully vested warrants to purchase 2,038,850 shares of common stock of the Company for $0.05 per share in exchange for funding of $81,554 provided during the quarter under the terms of the Subscription Agreement.

In April 2009, the Company issued 500,000 shares of common stock in exchange for marketing and promotional activities.

During the quarter ended June 30, 2009, the Company issued an aggregate of 148,472 shares of common stock in lieu of salaries and bonuses to employees of the Company.

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

10.19	First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 30, 2009

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOT Energy, Inc.
Registrant

Date: August 13, 2009	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer