Form 10-Q
period 2009-09-30
TOT Energy
filed 2009-11-16
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of November 14, 2009 was 310,815,297.

TOT ENERGY, INC.
Form 10-Q
For the Quarter Ended September 30, 2009
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS – AS OF SEPTEMBER 30, 2009 AND MARCH 31, 2009	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 4T.	Controls and Procedures	17

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities	18

Item 6.	Exhibits	19

	Signatures	21

	References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “TOT Energy” refers to TOT Energy, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
ASSETS
Current assets
Cash	$95,950	$99,971
Deposits	8,000	6,000
Inventory of raw materials	37,426	31,174
Prepaid expenses and other assets	11,521	2,220
Total current assets	152,897	139,365

Fixed assets
Building	181,981	160,649
Machinery and equipment	3,457,981	3,053,933
Less: accumulated depreciation	(715,793)	(308,452)
Total fixed assets (net)	2,924,169	2,906,130
Total assets	$3,077,066	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Current liabilities
Accounts payable	$91,210	$51,130
Accrued expenses	1,472,685	853,743
Total liabilities	1,563,895	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 310,815,297 and 300,583,108 shares issued and outstanding)	310,815	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	23,553,775	19,940,319
Accumulated other comprehensive income (loss)	(848,614)	(1,176,614)
Accumulated deficit	(21,136,174)	(16,722,953)
Noncontrolling interest	(304,132)	(138,213)
Total equity	1,513,171	2,140,622
Total liabilities and stockholders' equity	$3,077,066	$3,045,495

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administrative	2,639,159	2,185,744	4,565,638	2,489,032
Loss from operations	(2,639,159)	(2,185,744)	(4,565,638)	(2,489,032)

Non-operating expense
Other expense	-	(309)	(55)	(309)
Loss before income tax provision	(2,639,159)	(2,186,053)	(4,565,693)	(2,489,341)
Income tax provision	-	-	-	-
Net Loss	(2,639,159)	(2,186,053)	(4,565,693)	(2,489,341)
Add: Net loss attributable to the noncontrolling interest	81,418	25,792	165,921	25,792

Net loss attributable to TOT Energy, Inc.	(2,557,742)	(2,160,261)	(4,399,773)	(2,463,549)

Other comprehensive income
Foreign currency translation gain (loss)	91,273	(15,920)	307,465	(15,920)
Comprehensive loss	$(2,466,469)	$(2,176,181)	$(4,092,308)	$(2,479,469)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	305,370,458	217,238,413	303,323,673	215,873,093

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(4,399,774)	$(2,458,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	366,980	51,755
Amortization of software license	-	1,197
Decrease in noncontrolling interests	(165,923)	(18,807)
Share Based Compensation	3,434,223	1,789,600

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	(9,246)	1,235
Costs in excess of billings	-	(176,869)
Due to related parties	(9,393)	303,542
Deposits	(2,000)	(6,000)
Inventory of raw materials	(2,113)	(44,631)
Accounts payable	35,157	7,566
Accrued expenses	573,516	399,629
Total adjustments	4,221,201	2,308,217
Net cash provided (used) in operating activities	(178,573)	(150,296)

Cash flows from investing activities:
Purchase of equipment	-	(2,010)
Net cash used in investing activities	-	(2,010)

Cash flows from financing activities:
Contributed capital from equity investors	189,466	103,152
Contributed capital for Korlea-TOT joint venture	-	37,926
Net cash provided by financing activities	189,466	141,078

Effect of exchange rate changes on cash	(14,977)	18,564
Net (decrease) increase in cash	(4,021)	7,336

Cash at beginning of period	99,971	88,007
Cash at end of period	$95,950	$95,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued pursuant to subscription agreement	$3,341,393	$1,729,656
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided in formation of joint venture Korlea-TOT	$-	$45,500

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2009. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any particular quarterly period or the year ending March 31, 2010. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At September 30, 2009 and March 31, 2009, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $250,000.  At September 30, 2009, and March 31, 2009, the United States bank balances did not exceed the FDIC limit.  The Company also maintains bank balances in Russia and the Czech Republic and at September 30, 2009, the balances were $0 and $92,192 respectively.  At March 31, 2009, bank balances in Russia and the Czech Republic were $0 and $76,656, respectively.  The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

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

The Company did not issue any new options for the six months ended September 30, 2009, but recorded a compensation expense of $16,945 for options that vested during the period.  During the quarter ended September 30, 2009, the Company issued 5,395,600 shares of common stock and warrants to purchase 2,697,800 shares of common stock in exchange for $107,912 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 6 and 7).  In addition, the Company issued 110,417 shares of common stock in lieu of compensation (see Note 6).

At September 30, 2009, the Company had outstanding vested stock options to purchase 582,407 shares of common stock and warrants to purchase 46,098,818 shares of common stock.  For the three and six months ended September 30, 2009, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

At September 30, 2008, the Company had 582,407 stock options outstanding that were not included in the calculation of earnings per share as they were anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and borrowings under related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three and six month periods ended September 30, 2009 and 2008.

Subsequent Events

For the purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 16, 2009, the date on which the unaudited consolidated financial statements at and for the period ended September 30, 2009, were available to be issued.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had been in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence. These factors include our history of net losses and that minimal revenues have been earned to date. The Company is dependent upon TGR Energy, LLC or Mike Zoi to fund its operations.  TGR Energy, LLC remains obligated to invest up to $120,614 remaining from the $2,000,000 subscription agreement.  The Company’s independent auditors’ report on its financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

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

Billed contract receivables consist of amounts due under our sole contract, which has been suspended due to lack of financing by our customer.   We have fully reserved for uncollected billings and for costs in excess of billings in the amount of $429,486.   There are no revenues or costs charged to operations for the periods ended September 30, 2009 or September 30, 2008 under the completed contract method. For more information, see Note 1 –  “Summary of Significant Accounting Policies – Revenue Recognition” above.

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At September 30, 2009 and March 31, 2009, accrued expenses consisted of the following:

	September 30, 2009	March 31, 2009

Accrued accounting fees	15,218	29,968

Accrued legal fees	8,635	10,000

Accrued Taxes	287,242	104,535

Accrued payroll	719,020	509,090

Other accrued expenses	442,570	200,150

	$1,472,685	$853,743

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

For the quarter and year to date ended September 30, 2009, the Company recorded compensation expense of $0.10 per share or $8,519 and  $16,945, respectively for options of Mr. New issued on August 13, 2008 that vested during the quarter and the six month period ended September 30, 2009.

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to $91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $10,000 was recorded for the quarter ended September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.  The Company recorded a compensation charge of $2,347 for the quarter ended June 30, 2009 and a compensation expense of $1,042 for the quarter ended September 30, 2009, to reflect the market value of stock provided in lieu of cash compensation.  Both of these charges were calculated using the price per share of common stock ($0.10) on the first trading date after the date of grant.

For the quarter ended June 30, 2009, the Company accrued an expense of $64,285 relating to stock expected to be issued in exchange for services to be provided by Olympus Securities.  The Company is currently negotiating a revised contract for such services.  Given the unstable equity markets last year, the Company and Olympus are working together to find a solution that provides value for both parties going forward.  There were no charges for this agreement for the three months ended September 30, 2009.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $8,812,774 was recorded for the fiscal year ended March 31, 2009.  This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

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

For the quarter ended September 30, 2009, TGR was issued 5,395,600 shares of common stock of the Company and fully vested warrants to purchase 2,697,800 shares of common stock of the Company for $0.05 per share in exchange for funding of $107,912 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $2,077,306 was recorded for the quarter ended September 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

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

At September 30, 2009, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 582,407 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.36 years. The Company also had warrants to purchase 46,098,818 shares of common stock outstanding at September 30, 2009 with a strike price of $0.05 per share and a remaining average contractual term of 4.31 years.

NOTE 7. RELATED PARTY TRANSACTIONS

On August 7, 2008, the Company and TGR, which holds 95% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.

See Note 6 for Equity securities issued to TGR Energy, LLC under the terms of the subscription agreement.

NOTE 8: RECLASSIFICATION

Certain reclassifications have been made to the March 31, 2009 financial statements to conform to the September 30, 2009 presentation.  The following reclassifications we made to the March 31, 2009 balance sheet and the change had no effect on the statement of operations or cash flows.

	March 31, 2009	June 30, 2009
Shareholders’ equity (Deficit)
Non controlling Interest
As Reported	$88,614	$77,442
Adjustment	(226,827)	(289,483)
As Adjusted (Pro forma)	(138,213)	(212,041)

Accumulated Deficit
As reported	(16,949,780)	(18,876,314)
Adjustments	226,827	289,483
As adjusted (pro forma)	(16,722,953)	(18,586,831)

Total Shareholders’ equity (Deficit)
As reported	2,140,623	1,858,552
Adjustments	-	-
As adjusted (pro forma)	2,140,623	1,858,552

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

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil service company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad has contributed certain of SIBBNS assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company has appraised the contributed assets at $6,221,881.

At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS. We are obligated to issue to Bogorad 2,000,000 additional shares of common stock upon TOT-SIBBNS obtaining $10,000,000 in gross revenue during the three-year period following the closing. If TOT-SIBBNS achieves this gross revenue target and Bogorad continues to hold the shares issued pursuant to the JV Agreement on the third anniversary of the closing and the stock price is less than $1.00 per share, then we, in our sole discretion, must either make an additional payment in cash or additional shares of stock to Bogorad in an amount equal to the difference in the value per share and $1.00 multiplied by the total number of shares held by Bogorad, or, if we decline to make such payment, Bogorad may require us to return our interest in TOT-SIBBNS in exchange for a payment to us of the fair market value of any assets acquired directly by TOT-SIBBNS (other than the assets initially contributed to the Joint Venture by Bogorad pursuant to the JV Agreement) and 75% of the retained earnings, accounts receivable and cash of TOT-SIBBNS. Bogorad will act as the manager of TOT-SIBBNS. We have the ability to appoint a majority of the Board of Directors of TOT-SIBBNS.

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil-drilling rigs that have generated the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis.

On April 2, 2009, TOT-SIBBNS, our joint venture servicing the oil and gas industry in Russia, determined there would be no further oil drilling operations under its existing contract for the prior drilling season. TOT-SIBBNS has furloughed most employees (114 field and professional positions) until further notice. It is uncertain when or if drilling services under the existing contract will recommence. The contract for drilling services was temporarily suspended in January 2009 due to the inability of the customer to obtain necessary funding.  During the quarter ended September 30, 2009, TOT-SIBBNS incurred additional expenses to rig, maintain and secure equipment on the job site in order to ensure our customer was granted an extension of their license.  TOT-SIBBNS incurred total expenses of $104,475 relating to this contract for the quarter ended September 30, 2009 and $156,378 for the six months ended September 30, 2009.

As previously disclosed, the oil production business in Russia is seasonal and cyclical and was experiencing a down cycle in large part due to the lower prices relating to the selling price for a barrel of crude oil. While we are hopeful that drilling service demand will increase as prices currently remain stable in the $80 per barrel range (or higher) and/or the Russian government adjusts drilling license regulations and fee structures, we can provide no assurance that this will be the case. We our currently marketing drilling operations for the upcoming drilling season (November – April) and we continue to advance rigging on our one, non-paying contract in order to allow our customer to retain their drilling license (see Note 4) and continue on the project.

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

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable.  A compensation charge of $8,812,774 was recorded for the fiscal year ended March 31, 2009.  This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

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

For the quarter ended September 30, 2009, TGR was issued 5,395,600 shares of common stock of the Company and fully vested warrants to purchase 2,697,800 shares of common stock of the Company for $0.05 per share in exchange for funding of $107,912 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $2,077,306 was recorded for the quarter ended September 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

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

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $10,000 was recorded for the quarter ended September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.  The Company recorded a compensation expense of $2,347 for the quarter ended June 30, 2009 and a compensation expense of  $1,042 for the quarter ended September 30, 2009, to reflect the market value of stock provided in lieu of cash compensation.  Both of these charges were calculated using the price per share of common stock ($0.10) on the first trading date after the date of grant.

For the quarter ended June 30, 2009, the Company accrued an expense of $64,285 relating to stock expected to be issued in exchange for services to be provided by Olympus Securities.  The Company is currently negotiating a revised contract for such services.  Given the unstable equity markets over the last year, the Company and Olympus are working together to find a solution that provides value for both parties.  There were no charges relating to this agreement for the quarter ended September 30, 2009.

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

Results of Operations for the Three-Month Periods Ended September 30, 2009 and 2008

We reported a net loss of  $2,557,742 or $(0.01) per share for the three months ended September 30, 2009, compared to a net loss of $2,160,261 or $(0.01) per share for the quarter ended September 30, 2008. Weighted average shares outstanding were 305,370,458 and 217,238,413 for the quarters ended September 30, 2009 and 2008, respectively.

The net loss for the three month period ended September 30, 2009 was negatively impacted by the non-cash compensation expense of $2,077,306 related to shares and warrants issued pursuant to the Subscription Agreement with TGR as compared with a non-cash compensation expense of $1,729,656 for the three months ended September 30, 2008.

Additionally the Company recorded a non-cash compensation charge of $19,561 for shares issued and options vested during the three months ended September 30, 2009 as compared with a non-cash compensation charge of $14,444 during the three month period ended September 30, 2008.

For the quarter ended September 30, 2008, there were no operations until mid-July when we purchased a 75% interest in TOT-SIBBNS.  TOT-SIBBNS accounts for projects using the completed contract method where all costs are capitalized on the balance sheet as Project Costs.  Contract billings are recorded as a reduction to Project Costs and revenue will only be recognized once amounts collected exceed costs incurred.  We reported no revenue from contracts during the three months ended September 30, 2009 and we had no revenue for the three months ended September 30, 2008. Additionally, pursuant to the completed contract method, costs incurred for our existing oil drilling contract were $104,475 for the quarter ended September 30, 2009 and related primarily to the rigging, on-going maintenance and security, of equipment, which is reflected in general and administrative costs.

General and administrative expenses for the three months ended September 30, 2009, were $2,639,159 of which $325,572 were attributable to TOT-SIBBNS and $2,313,537 were attributable to TOT Energy primarily relating to non-cash compensation expense.  The following table details the major expense items by category for the Company for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	September 30, 2009	September 30, 2008	Variances

Compensation expense for TGR Energy, LLC Subscription Agreement	$2,077,306	$1,729,656	$347,650

Consulting fees	4,893	55,756	(50,863)

Compensation expense recorded for options issued	8,519	14,444	(5,925)

TOT SIBBNS General and Administrative	325,572	102,859	222,713

Salaries and Benefits	148,675	159,855	(11,180)

Professional Fees	23,606	41,479	(17,873)

Other	50,588	81,695	(31,107)

TOTAL	$2,639,159	$2,185,744	$453,415

During the three months ended September 30, 2009, we obtained funding of an aggregate of $107,912 under the Subscription Agreement with TGR and recognized a non-cash compensation expense of $2,077,306. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement, which amounted to a compensation expense of $1,348,900. Additionally, the warrants to purchase 2,697,800 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $728,406 based on a Black-Scholes valuation model. The total compensation charge for the three month period ended September 30, 2008 was $1,729,656.

Professional fees were $17,873 lower for the quarter ended September 30, 2009 as compared with the same period in 2008. For the three months ended September 30, 2009, consulting expenses for U.S. operations were $50,863 lower and payroll was $11,180 lower as compared with the three months ended September 30, 2008.

Other expenses of $50,558 for the three months ended September 30, 2009 were considerably lower than other expenses of $81,695 for the three months ended September 30, 2008 as a result of lower state tax accrual and lower rent and filing fee expenses.

TOT-SIBBNS general and administrative expenses were $222,713 higher during the three months ended September 30, 2009 as compared with the same period in 2008. For the quarter ended September 30, 2009, all expenses and contract project costs are charged to operations as compared to the quarter ended September 30, 2008 where TOT-SIBBNS capitalized $148,928 in project costs. Additionally, general and administrative costs were favorably impacted by the difference in the number of days included in each quarterly period. The 2008 quarterly period was 75 days due to the establishment of the joint venture in July 2008 as compared with a full 90 day quarterly period in 2009.

Other expense was $0 and $309 for the three months ended September 30, 2009 and 2008 respectively.

The non-controlling interest relating to the TOT-SIBBNS and Korlea-TOT joint ventures were $81,393 and $25, respectively, for the three months ended September 30, 2009 as compared with $25,792 and $0, respectively, for the three months ended September 30, 2008. The joint venture non-controlling interest reflects the joint venture partner’s ownership of each joint venture.

Results of Operations for the Six-Month Periods Ended September 30, 2009 and 2008

We reported a net loss of $4,339,773 or $(0.01) per share for the six months ended September 30, 2009, compared to a net loss of $2,463,549 or $(0.01) per share for the six months ended September 30, 2008. Weighted average shares outstanding were 303,323,673 and 215,873,093 for the quarters ended September 30, 2009 and 2008, respectively.

During the six months ended September 30, 2009, we obtained funding of an aggregate of $189,466 under the Subscription Agreement with TGR and recognized a non-cash compensation expense of $3,341,393. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement, which amounted to a compensation expense of $2,164,440. Additionally, the warrants to purchase 4,736,650 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $1,176,953 based on a Black-Scholes valuation model. For the six months ended September 30, 2008, we incurred a total compensation charge of $1,729,656 in connection with fundings under the Subscription Agreement.

TOT-SIBBNS general and administrative expenses were $663,472 for the six months ended September 30, 2009 as compared with $102,859 reported for the six months ended September 30, 2008. The $102,859 represents only 75 days of general and administrative expenses as we formed the TOT-SIBBNS joint venture on July 16, 2008. The $663,472 represents a full six months of operating expenses.

Investor relations expense was $83,535 for the six months ended September 30, 2009 and $36,268 for the same period in 2008. The $47,267 in additional expense was a result of $64,285 accrued for expected stock based investor relations compensation (see Note 6). Rent expense decreased due to relocating U.S. operations to cheaper office space. Additionally, consulting fees paid in 2008 of $45,500 relating to the formation of Korlea-TOT joint venture were not reproduced in 2009. Professional fees decreased by $75,914 in 2009 when compared to the six month period ended September 30, 2008 as a result of lower consulting, legal and accounting fees for the six months ended September 30, 2009.

The following table summarizes general and administrative expenses for the six months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008	Variances
Compensation expense for TGR Energy, LLC Subscription Agreement	$3,341,393	$1,729,656	$1,611,737
TOT-SIBBNS general and administrative (Russia)	663,472	102,859	560,613
Investor relations	83,535	36,268	47,267
All other general and administrative expenses for TOT USA	74,412	53,646	20,766
Salaries and benefits (USA)	303,130	289,888	13,242
Compensation expense recorded for options issued	16,945	14,444	2,501
Insurance - Directors and Officers	7,556	7,792	(236)
Costs associated with public filings	5,191	11,905	(6,714)
Travel	21,256	42,019	(20,763)
Rent	4,000	34,393	(30,393)
Consulting fees (non-cash) paid in stock re Korlea-TOT formation	-	45,500	(45,500)
Professional Fees (accounting, legal, consulting and other)	44,748	120,662	(75,914)
Total General and Administrative Expenses	$4,565,638	$2,489,032	$2,076,606

Liquidity and capital resources

At September 30, 2009, we had an accumulated deficit of $21,136,174 and cash of $95,950. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At September 30, 2009, the remaining investment obligation is $120,614.

For the fiscal year ended March 31, 2009, TGR was issued an aggregate of 82,725,335 shares of common stock of the Company and fully vested warrants to purchase 41,362,168 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement. These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $1,654,507 of which $1,017,097 was cash and $637,410 related to refinancing of previously outstanding notes payable. A compensation charge of $8,812,774 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

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

For the quarter ended September 30, 2009, TGR was issued 5,395,600 shares of common stock of the Company and fully vested warrants to purchase 2,697,800 shares of common stock of the Company for $0.05 per share in exchange for funding of $107,912 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $2,077,306 was recorded for the quarter ended September 30, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

Off-balance sheet arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 sets forth the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification was launched on July 1, 2009 and is the official source of authoritative, nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related literature. After the Codification was launched on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and was adopted by the Company for the three month period ended September 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Accounting Standards Codification (“ASC”) 855, Subsequent Events (formerly SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this Statement did not result in a change in current practice.

In September 2006, the FASB issued FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (formerly SFAS 157) effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 10 — Fair Value Measurement”). The adoption of this statement on April 1, 2008, did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASC 820 provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
Quoted prices for similar assets or liabilities in active markets;
Quoted prices for identical or similar assets or liabilities in inactive markets;
Inputs other than quoted prices that are observable for the asset or liability;
Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2009 and 2008.

Stock Options and Warrants: Options and warrants are Level 2 in the valuation framework. Options and warrants are granted to employees, vendors and others for incentive purposes or in exchange for services. The Company values options and warrants using a Black-Scholes valuation model that considers the Company’s stock volatility, stock price, dividends, option/warrant term, option/warrant exercise price and a bond equivalent yield. Using the inputs above, an option or warrant value is determined using the Black-Scholes formula and this value is multiplied by the number of securities provided in order to determine a fair value charge for the particular options or warrants under valuation.

Common Stock: Valued at the quoted closing price reported on the over the counter bulletin board (OTCBB) exchange as of the first day after the stock is granted that the stock trades less any compensation received for common stock. Common stock is treated as Level 1 in the valuation framework above.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

As of September 30, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through the fiscal 2010 and 2011.

During the quarter ended September 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

For the quarter ended September 30, 2009, TGR was issued 5,395,600 shares of common stock of the Company and fully vested warrants to purchase 2,697,800 shares of common stock of the Company for $0.05 per share in exchange for funding of $107,912 provided during the quarter under the terms of the Subscription Agreement.

During the quarter ended September 30, 2009, the Company issued an aggregate of 110,417 shares of common stock in lieu of salaries and bonuses to employees of the Company.

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

TOT Energy, Inc.
Registrant

Date: November 16, 2009	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer