Form 10-Q
period 2009-12-31
TOT Energy
filed 2010-02-16
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of February 15, 2010 was 320,528,512.

TOT ENERGY, INC.
Form 10-Q
For the Quarter Ended December 31, 2009
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS – AS OF DECEMBER 31, 2009 AND MARCH 31, 2009	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4T.	Controls and Procedures	19

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities	20

Item 6.	Exhibits	21

	Signatures	24

	References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “TOT Energy” refers to TOT Energy, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
ASSETS
Current assets
Cash	$453,334	$99,971
Deposits	8,000	6,000
Contract receivable, net	67,824	-
Cost in excess of related billings on uncompleted contract	182,512	-
Inventory of raw materials	42,876	31,174
Prepaid expenses and other assets	7,202	2,220
Total current assets	761,748	139,365

Fixed assets
Building	181,209	160,649
Machinery and equipment	3,444,507	3,053,933
Less: accumulated depreciation	(898,751)	(308,452)
Total fixed assets (net)	2,726,965	2,906,130
Total assets	$3,488,713	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$209,476	$51,130
Accrued expenses	1,723,879	853,743
Total liabilities	1,933,355	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 320,528,512 and 300,583,108 shares issued and outstanding)	320,528	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	25,363,130	19,940,319
Accumulated other comprehensive loss	(828,217)	(1,176,614)
Accumulated deficit	(22,887,627)	(16,949,780)
Noncontrolling interest	(349,956)	88,614
Total equity	1,555,358	2,140,622
Total liabilities and stockholders' equity	$3,488,713	$3,045,495

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008

Sales	$116,424	$-	$116,424	$-
Cost of sales	98,960	-	98,960	-
Gross Profit	17,464	-	17,464	-

Operating Expenses
General and administrative	1,814,741	6,390,505	6,380,380	8,879,536
Loss from operations	(1,797,277)	(6,390,505)	(6,362,916)	(8,879,536)

Non-operating expense
Other income (expense)	-	841	(55)	532
Loss before income tax provision	(1,797,277)	(6,389,664)	(6,362,971)	(8,879,004)
Income tax provision	-	-	-	-
Net Loss	(1,797,277)	(6,389,664)	(6,362,971)	(8,879,004)
Add: Net loss attributable to the noncontrolling interest	45,825	61,076	211,746	86,868

Net loss attributable to TOT Energy, Inc.	(1,751,452)	(6,328,588)	(6,151,225)	(8,792,136)

Other comprehensive income
Foreign currency translation gain (loss)	20,397	(681,285)	327,862	(697,205)
Comprehensive loss	$(1,731,055)	$(7,009,873)	$(5,823,363)	$(9,489,341)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	312,156,555	223,758,378	306,108,759	218,501,521

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(6,151,225)	$(8,792,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	551,400	176,895
Amortization of Software license	-	1,197
Decrease in noncontrolling interests	211,746	(35,815)
Share Based Compensation	4,819,026	7,482,075

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	(4,978)	(10,084)
Contract receivable	(67,824)	(161,836)
Costs in excess of billings	(182,512)	(136,116)
Deposits	(2,000)	(6,000)
Inventory of raw materials	(7,712)	(35,371)
Accounts payable	153,599	32,915
Accrued expenses	820,537	643,792
Total adjustments	6,291,281	7,951,652
Net cash provided (used) in operating activities	140,056	(840,484)

Cash flows from investing activities:
Purchase of equipment	(1,157)	(8,877)
Net cash used in investing activities	(1,157)	(8,877)

Cash flows from financing activities:
Contributed capital from equity investors	623,730	803,152
Contributed capital for Korlea-TOT joint venture	-	41,709
Increase in related party payables	-	1,472,442
Decrease in related party payables	-	(1,343,615)
Net cash provided by financing activities	623,730	973,688

Effect of exchange rate changes on cash	(409,265)	(22,292)
Net (decrease) increase in cash	353,363	102,035

Cash at beginning of period	99,971	88,007
Cash at end of period	$453,334	$190,042

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party debt and accrued interest exchanged for equity	$-	$637,410
Common stock issued pursuant to subscription agreement	$4,717,677	$8,877,137
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided in formation of joint venture Korlea-TOT	$-	$45,500

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2009. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any particular quarterly period or the year ending March 31, 2010. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil-drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis. The Company has determined to unwind the TOT-SIBBNS joint venture (See Note 8 – Subsequent Events).

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, 2009 and March 31, 2009, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $250,000.  At December 31, 2009, we had $330,183 in one account at Bank of America and the rest of our balances did not exceed the $250,000 FDIC limit at December 31, 2009.  At March 31, 2009, the Company did not have any balances in USA in excess of $250,000.

The Company also maintains bank balances in Russia and the Czech Republic and at December 31, 2009, the balances were $17,179 and $105,972 respectively.  At March 31, 2009, bank balances in Russia and the Czech Republic were $0 and $76,656, respectively.  The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

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

Revenue Recognition

The Company recognizes revenues from its contract on the completed contract method due to uncertainty in counterparty performance and collections under its terms.  Under the completed contract method, revenues and costs are included in operations when the contract or contractually agreed upon milestone is completed.  Any losses expected are charged to operations in the period that such losses are probable.

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

The Company did not issue any new options for the nine months ended December 31, 2009, but recorded a compensation expense of $8,519 for options that vested during the period.  During the quarter ended December 31, 2009, the Company issued 6,713,215 shares of common stock and warrants to purchase 3,357,107 shares of common stock in exchange for $134,264 pursuant to the terms of its Subscription Agreement with TGR Energy, LLC (see Notes 6 and 7).  In addition, the Company issued 3,000,000 shares of common stock to an unrelated third party, pursuant to the terms of an agreement assigned to the Company by TGR Energy, in exchange for $300,000 (see Note 8 – Subsequent Events).

At December 31, 2009, the Company had outstanding vested stock options to purchase 667,593 shares of common stock and warrants to purchase 49,455,925 shares of common stock.  For the three and nine months ended December 31, 2009, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three and nine-month periods ended December 31, 2009 and 2008.

Subsequent Events

For the purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company as of February 15, 2010, the date on which the unaudited consolidated financial statements at and for the period ended December 31, 2009, were available to be issued.

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

The Company is dependent upon TGR Energy, LLC or Mike Zoi to fund its operations. On August 7, 2008, the Board of Directors of the Company approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.  TGR remains obligated to invest up to $21,763 remaining under the Subscription Agreement.  In January, the Company and TGR amended the Subscription Agreement to increase the Investment Amount to $4,000,000 (See Note 8 – Subsequent Events).

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

NOTE 4. CONTRACT ACCOUNTING

The Company accounts for its long-term contracts using the completed contract method of revenue recognition due to increasing uncertainties relating to its sole customer’s ability to continue to finance the existing contract to completion.  The completed contract method recognizes income only when the contract, or milestone in the contract, is substantially complete.  Project costs and related revenues are accumulated and are reflected in operations only when an estimated loss is probable.  The contract will be deemed complete when our customer agrees that each milestone contained in the contract has been met.

Billed contract receivables consist of amounts due under our second contract.  Our initial contract has been suspended due to lack of financing by our customer.   We have fully reserved for uncollected billings and for costs in excess of billings for this contract in the amount of $427,783.   There are no revenues or costs charged to operations for the periods ended December 31, 2009 or December 31, 2008 under the completed contract method relating to our initial contract.

Our second drilling contract is a two-phase contract for an aggregate consideration of approximately $419,000. Phase one of the contract was completed during the quarter ended December 31, 2009 and contributed $116,424 to revenues during the quarter.  Our contractual and actual gross margin on this project is 15% and we recognized $98,960 in cost of sales for the first phase of this contract.  We incurred additional costs for the second contract of $182,512, which have been capitalized as Project Costs on our balance sheet.  We expect to bill approximately $302,576 and achieve a gross margin of 15%.  The second phase should be completed by March 31, 2010.  However, in the event that the unwind of the joint venture with TOT-SIBBNS occurs prior to the completion of this contract, revenues and costs associated with this contract will be allocated through the date of unwind.

For more information, see Note 1 –  “Summary of Significant Accounting Policies – Revenue Recognition” above.

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At December 31, 2009 and March 31, 2009, accrued expenses consisted of the following:

	December 31, 2009	March 31, 2009

Accrued accouting fees	19,468	29,968

Accrued legal fees	11,135	10,000

Accrued Taxes	244,002	104,535

Accrued payroll	849,758	509,090

Other accrued expenses	599,516	200,150

	$1,723,879	$853,743

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

On August 7, 2008, the Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “ Subscription Agreement”) with TGR Energy, LLC (“TGR”), wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended.  The Subscription Agreement was amended on January 12, 2010 (See Note 8 – Subsequent Events) to increase the Investment Amount by an additional $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 common shares and 50,000,000 warrants to purchase the Company’s common stock for $0.05 per share for a period of 5 years from date of issuance.

For the quarter and nine months ended December 31, 2009, the Company recorded compensation expense of $0.10 per share or $8,519 and  $25,464, respectively for options of Mr. New issued on August 13, 2008 that vested during the quarter and the nine month period ended December 31, 2009.

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

For the quarter ended June 30, 2009, the Company accrued an expense of $64,285 relating to stock expected to be issued in exchange for services to be provided by Olympus Securities.  The Company is currently negotiating a revised contract for such services.  Given the unstable equity markets last year, the Company and Olympus are working together to find a solution that provides value for both parties going forward.  There were no charges for this agreement for the three months ended December 31, 2009.

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

For the quarter ended December 31, 2009, TGR was issued 6,713,215 shares of common stock of the Company and fully vested warrants to purchase 3,357,107 shares of common stock of the Company for $0.05 per share in exchange for funding of $134,264 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,376,284 was recorded for the quarter ended December 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.  In addition, TGR and the Company executed an amendment to the Subscription Agreement that increases the Investment Amount from $2,000,000 to $4,000,000 with a corresponding increase in stock and warrants to be provided (See Note 8 – Subsequent Events).  All other terms of the Subscription Agreement remain the same.

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

At December 31, 2009, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 667,593 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.16 years. The Company also had warrants to purchase 49,455,925 shares of common stock outstanding at December 31, 2009 with a strike price of $0.05 per share and a remaining average contractual term of 4.01 years.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.

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

Subsequent to December 31, 2009, TGR agreed to increase its funding commitment from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

See Note 6 – Stockholders’ Equity, for more information relating to equity securities issued to TGR Energy, LLC under the terms of the Subscription Agreement and Note 8 – Subsequent Events, for information relating to the amendment to the Subscription Agreement.

NOTE 8. SUBSEQUENT EVENTS

On January 12, 2010, TGR and the Company amended the Subscription Agreement to increase the Investment Amount from $2,000,000 to up to $4,000,000 in exchange for up to an additional 100,000,000 common shares and 50,000,000 warrants to purchase common stock for $0.05 with a life of five years from date of issuance.  The remaining terms of the Subscription Agreement are unchanged.

On or about January 27, 2010, the Company determined to unwind the TOT-SIBBNS joint venture.  The Company and TOT-SIBBNS are currently discussing the terms of an unwind agreement whereby the Company will exchange its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd.  We expect to finalize the unwind agreement by March 31, 2010.  In the event that the unwind of the joint venture with TOT_SIBBNS occurs prior to the completion of the second drilling contract described in Note 4, revenues and costs associated with this contract will be allocated through the date of unwind.

The following pro-forma presents an unaudited condensed consolidated balance sheet at December 31, 2009 and an unaudited condensed income statement for the nine months ended December 31, 2009 with pro-forma adjustments to show the effects of the unwind of the TOT-SIBBNS joint venture that we assumed for this presentation to have occurred on December 31, 2009.  The actual date for the unwind transaction is expected to be on or about March 31, 2010.

TOT ENERGY, INC
UNAUDITED CONDENSED PRO-FORMA BALANCE SHEET

	December 31, 2009	Proforma Adjustments	Ref.	Proforma December 31, 2009
ASSETS
Current assets
Cash	$453,334	$(17,179)	(A)	$436,155
Deposits	8,000	-	(A)	8,000
Contract receivable, net	67,824	(67,824)	(A)	-
Cost in excess of related billings on uncompleted	182,512	(182,512)	(A)	-
Inventory of raw materials	42,876	(42,876)	(A)	-
Prepaid expenses and other assets	7,202	(5)	(A)	7,197
Total current assets	761,748	(310,396)		451,352

Fixed assets
Building	181,209	(181,209)	(A)	-
Machinery and equipment	3,444,507	(3,432,188)	(A)	12,319
Less: accumulated depreciation	(898,751)	893,476	(A)	(5,275)
Total fixed assets (net)	2,726,965	(2,719,921)		7,044
Total assets	$3,488,713	$(3,030,317)		$458,396

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	$209,476	(180,042)	(A)	$29,434
Accrued expenses	1,723,879	(888,236)	(A)	835,643
Total liabilities	1,933,355	(1,068,278)		865,077

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding	-	-		-
Common stock ($.001 par value, 800,000,000 shares authorized and 320,528,512 and 300,583,108 shares issued and outstanding)	320,528	-		320,528
Treasury stock, at cost; 3,250,000 shares	(62,500)	(450,000)	(B)	(512,500)
Paid in capital	25,363,130	-		25,363,130
Accumulated other comprehensive income (loss)	(828,217)	840,742	(A)	12,525
Accumulated deficit	(22,887,627)	(2,740,249)	(C)	(25,627,876)
Noncontrolling interest	(349,956)	387,468	(A)	37,512
Total equity	1,555,358	(1,962,039)		(406,681)
Total liabilities and stockholders' equity	$3,488,713	$(3,030,317)		$458,396

NOTES:

(A) Adjustment to eliminate TOT-SIBBNS Assets, Liabilities and Equity amounts.

(B) Cost of Treasury Stock calculated as fair value on 12/31/09.

(C) Loss from disposal of discontinued operations.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED PRO-FORMA INCOME STATEMENT
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009

	FISCAL		FISCAL
	YEAR TO DATE	PRO-FORMA	YEAR TO DATE
	ACTUAL	ADJUSTMENTS	PROFORMA

Sales	$116,424	$(116,424)	$-
Cost of sales	98,960	(98,960)	-
Gross Profit	17,464	(17,464)	-

Operating Expenses
General and administrative	6,380,380	(844,859)	5,535,521
Total operating expenses	6,380,380	(844,859)	5,535,521
Loss from operations	(6,362,916)	827,395	(5,535,521)
Non-operating income (expense)
Other Income (expense)	(55)	19,330	19,275
Loss before income tax provision	(6,362,971)	846,725	(5,516,246)
Income tax provision	-	-	-
Net loss from continuing operations	(6,362,971)	846,725	(5,516,246)
Net loss attributable to non-controlling interest	211,746	(211,642)	104
Net loss from discontinued operations	-	(635,083)	(635,043)
Loss from disposal of discontinued operations	-	(2,740,249)	(2,740,249)
Net loss before income taxes	$(6,151,225)	$(2,740,249)	$(8,891,434)

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

On or about January 27, 2010, the Company determined to unwind the TOT-SIBBNS joint venture.  The Company and TOT-SIBBNS are currently discussing the terms of an unwind agreement whereby the Company will exchange its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd.  We expect to finalize the unwind agreement by March 31, 2010. For more information relating to the unwind of the TOT-SIBBNS joint venture including pro forma presentation as if the unwind occurred on December 31, 2009, see Note 8 – Subsequent Events of the Notes to Condensed Financial Statements, which information is incorporated herein by reference.

Our second contract for drilling services was entered into in November 2009 for an aggregate of approximately $419,000 in billings over the two phases of the contract. The first phase was completed during the quarter ended December 31, 2009 and we received payments in December and January aggregating $116,424.  Our contractual and actual gross margin on this project is 15% and we recognized $98,960 in cost of sales for the first phase of this contract.  Costs incurred for the second phase was  $182,512, and these costs are capitalized as project costs on our balance sheet.  These costs represent activities and associated costs for the final phase of the second contract for which we expect to bill approximately $302,576 and achieve a gross margin of 15%.  The second phase should be completed by March 31, 2010.  However, in the event that the unwind of the joint venture with TOT-SIBBNS occurs prior to the completion of this contract, revenues and costs associated with this contract will be allocated through the date of unwind.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The new joint venture, Korlea-TOT, established as of July 17, 2008, is expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture.

Short term financing is provided by TGR Energy, LLC (“TGR”) as we require additional working capital, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR has agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of common stock and warrants to purchase up to 50,000,000 shares of common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in our operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investment on terms no less favorable than those contained in the Subscription Agreement.  On January 12, 2010, TGR agreed to increase its funding commitment from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

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

For the quarter ended December 31, 2009, TGR was issued 6,713,215 shares of common stock of the Company and fully vested warrants to purchase 3,357,107 shares of common stock of the Company for $0.05 per share in exchange for funding of $134,264 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,376,284 was recorded for the quarter ended December 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

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

For the quarter ended June 30, 2009, the Company accrued an expense of $64,285 relating to stock expected to be issued in exchange for services to be provided by Olympus Securities.  The Company is currently negotiating a revised contract for such services.  Given the unstable equity markets over the last year, the Company and Olympus are working together to find a solution that provides value for both parties.  There were no charges relating to this agreement for subsequent quarters.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations and, until the second quarter of 2008, have earned minimal revenues, as well as the termination of TOT-SIBBNS first contract and the decision to unwind the TOT-SIBBNS joint venture. We are dependent upon TGR Energy, LLC or Mike Zoi to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern.   The Company is currently developing a downstream solar business that will provide complete  solar solutions (design, installation, maintenance and finance) to commercial customers.  This will be accomplished through acquisitions and hiring of key personnel.  We expect to utilize existing commercial real estate industry relationships of our management to generate opportunities for solar installation proposals in the United States.   Management believes that our current operating plans to develop a downstream solar business, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Results of Operations for the Three-Month Periods Ended December 31, 2009 and 2008

We reported a net loss of  $1,751,452 or $(0.01) per share for the three months ended December 31, 2009, compared to a net loss of $6,328,588 or $(0.03) per share for the quarter ended December 31, 2008. Weighted average shares outstanding were 312,156,555 and 223,758,378 for the quarters ended December 31, 2009 and 2008, respectively.

The net loss for the three month period ended December 31, 2009 was negatively impacted by the non-cash compensation expense of $1,376,284 related to shares and warrants issued pursuant to the Subscription Agreement with TGR, which was substantially less that the non-cash compensation expense of $5,683,956 for the three months ended December 31, 2008.

TOT-SIBBNS accounts for projects using the completed contract method where all costs are capitalized on the balance sheet as project costs.  Contract billings are recorded as a reduction to project costs and revenue will only be recognized once amounts collected exceed costs incurred.  We reported $116,424 in revenue from the first phase of our second drilling contract, obtained in November 2009, during the three months ended December 31, 2009 and we had no revenue for the three months ended December 31, 2008. Additionally, pursuant to the completed contract method, costs incurred for our second oil drilling contract were $98,960 for the quarter ended December 31, 2009.  In addition, project costs for the second phase of the contract were $182,512.  Project costs for our first contract were $124 for the quarter ended December 31, 2009 and this amount was reserved for as uncollectible.

General and administrative expenses for the three months ended December 31, 2009 were $1,814,741 of which $200,662 was attributable to TOT-SIBBNS and $1,614,079 was attributable to TOT Energy (primarily relating to non-cash compensation expense).  All general and administrative expenses relating to domestic operations were lower than reported in the comparable three month period ended December 31, 2008.  Travel, rent and investor relations expenses were all lower in the quarter ended December 31, 2009 versus December 31, 2008 as the Company worked to reduce operating expenses.  Salaries and benefits are also lower due to lower headcount and salary reductions.  Professional fees were also lower due to reduced accounting and legal fees.

TOT -SIBBNS general and administrative expenses were lower than the comparable quarter one year ago as a result of less activity relating to contract performance during the quarter ended December 31, 2009.  The following table details the major expense items by category for the Company for the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

	December 31, 2009	December 31, 2008	Variances
Compensation expense for TGR Energy, LLC Subscription Agreement	$1,376,284	$5,683,956	$(4,307,672)
TOT-SIBBNS General and Administrative	200,662	244,343	(43,681)
Travel	1,117	61,056	(59,939)
Rent	3,000	23,448	(20,448)
Investor Relations	-	18,765	(18,765)
Salaries and Benefits	171,659	235,659	(64,000)
Professional Fees	33,096	88,580	(55,484)
Other	28,923	34,698	(5,775)
TOTAL	$1,814,741	$6,390,505	$(4,575,764)

During the three months ended December 31, 2009, we obtained funding of an aggregate of $134,264 under the Subscription Agreement with TGR and recognized a non-cash compensation expense of $1,376,284. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement, which amounted to a compensation expense of $872,718. Additionally, the warrants to purchase 3,357,107 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $503,566 based on a Black-Scholes valuation model.

The non-controlling interest relating to the TOT-SIBBNS and Korlea-TOT joint ventures were $45,800 and $25, respectively, for the three months ended December 31, 2009 as compared with $61,076 and $0, respectively, for the three months ended December 31, 2008. The joint venture non-controlling interest reflects the joint venture partner’s ownership of each joint venture.

Results of Operations for the Nine-Month Periods Ended December 31, 2009 and 2008

We reported a net loss of $6,151,225 or $(0.02) per share for the nine months ended December 31, 2009, compared to a net loss of $8,792,136 or $(0.04) per share for the nine months ended December 31, 2008. Weighted average shares outstanding were 306,108,759 and 218,501,521 for the quarters ended December 31, 2009 and 2008, respectively.

During the nine months ended December 31, 2009, we obtained funding of an aggregate of $323,730 under the Subscription Agreement with TGR and recognized a non-cash compensation expense of $4,717,677. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement, which amounted to a compensation expense of $3,037,158. Additionally, the warrants to purchase 8,093,757 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $1,680,519 based on a Black-Scholes valuation model.

TOT-SIBBNS general and administrative expenses were $864,134 for the nine months ended December 31, 2009 as compared with $347,202 reported for the nine months ended December 31, 2008. We formed the TOT-SIBBNS joint venture on July 16, 2008 and therefore the 2008 period presented includes 165 days of expenses while the 2009 period has the full fiscal year (270 days) beginning April 1, 2009.  In addition, costs for the second quarter ended September 30, 2009 were $222,713 higher than the comparable quarter ended September 30, 2008 due to increased business activities and 15 less business days of expenses, which negatively impacted the year to date general and administrative expenses for the period ended December 31, 2009.

The following table summarizes general and administrative expenses for the nine months ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008	Variances
Compensation expense for TGR Energy, LLC Subscription Agreement	$4,717,677	$7,422,131	$(2,704,454)
TOT-SIBBNS general and administrative (Russia)	864,134	347,202	516,932
Investor relations	83,535	55,033	28,502
All other general and administrative expenses for TOT USA	38,540	64,885	(26,345)
Salaries and benefits (USA)	456,048	527,812	(71,764)
Compensation expense recorded for options issued	25,464	22,963	2,501
Compensation expense for stock in lieu of salary	75,889	-	75,889
Insurance - Directors and Officers	11,875	11,388	487
Travel	22,373	103,075	(80,702)
Rent	7,000	57,841	(50,841)
Consulting fees (non-cash) paid in stock re Korlea-TOT formation	-	45,500	(45,500)
Professional Fees (accounting, legal, Consulting and other)	77,845	221,706	(143,861)
Total General and Administrative Expenses	$6,380,380	$8,879,536	$(2,499,156)

Compensation expense for the quarter ended December 31, 2009 was favorable as compared to the same period last year primarily due to the funding differences under the Subscription Agreement.  At December 31, 2009, funding under the Subscription Agreement totaled $323,730 as compared with $1,440,562 for the nine-month period ended December 31, 2008.

Investor relations expense increased year on year due to a non-cash charge of $64,285 relating to services expected from Olympus Securities.

Salaries and benefits were decreased for the nine months ended December 31, 2009 as compared with the nine months ended December 31, 2008 due to headcount reductions and reductions in salaries of remaining staff.  This decrease was substantially offset by a non-cash charge of $75,889 relating to compensation expense in lieu of salary.  This amount represents the value of stock provided to employees to partially offset salary reductions.

Travel expenses decreased during the nine months ended December 31, 2009 as compared with December 31, 2008.  Travel has been reduced and Mike Zoi has not been charging the Company for some of his travel expenses.

Rent expense is decreased for the nine months ended December 31, 2009 as compared with the nine months ended December 31, 2008.  This decrease is due to moving to less expensive office space.

Professional fees also decreased for the nine months ended December 31, 2009 as compared with the nine months ended December 31, 2008.  Professional fees in 2008 included transaction costs for the TOT-SIBBNS joint venture that did not recur in 2009.  In addition, our accounting and legal fees have been reduced as we manage such costs more efficiently.

Liquidity and capital resources

At December 31, 2009, we had an accumulated deficit of $22,887,627 and cash of $453,334. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At December 31, 2009, the remaining investment obligation was $21,763.  On January 12, 2010, TGR agreed to increase its funding commitment under the Subscription Agreement from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

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

For the nine months ended December 31, 2009, TGR was issued 16,186,515 shares of common stock of the Company and fully vested warrants to purchase 8,093,757 shares of common stock of the Company for $0.05 per share in exchange for funding of $323,730 provided during the nine months ended December 31, 2009 under the terms of the Subscription Agreement. A compensation charge of $4,717,677 was recorded for the nine months ended December 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

 Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.

Off-balance sheet arrangements

At December 31, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 sets forth the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification became effective on July 1, 2009 and is the official source of authoritative, nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related literature. After the Codification became effective on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and was first adopted by the Company for the three month period ended September 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Accounting Standards Codification (“ASC”) 855, “Subsequent Events” (formerly SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this Statement did not result in a change in current practice.

In September 2006, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS 157) effective April 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 10 — Fair Value Measurement”). The adoption of this statement on April 1, 2008, did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

As of December 31, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently inadequate because there are a limited number of personnel employed and we cannot have an adequate segregation of duties. Management works to mitigate this risk by being personally involved in all substantive transactions. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through the fiscal year 2011.

During the quarter ended December 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

For the quarter ended December 31, 2009, TGR was issued 6,713,215 shares of common stock of the Company and fully vested warrants to purchase 3,357,107 shares of common stock of the Company for $0.05 per share in exchange for funding of $134,264 provided during the quarter under the terms of the Subscription Agreement.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.

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

10.19	First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 30, 2009

10.20 *	Amendment to the Subscription Agreement between TGR Energy, LLC and TOT Energy, Inc. dated January 12, 2010

10.21 *	Assignment between TGR Energy, LLC and TOT Energy, Inc. dated January 12, 2010

14	Code of Ethics incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOT Energy, Inc.
Registrant

Date: February 15, 2010	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer