Form 10-K/A
period 2009-03-31
TOT Energy
filed 2010-06-29
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting common equity held by non-affiliates was $1,723,674 based upon the last traded price of $0.10 per share on June 4, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At June 22, 2009, the number of shares outstanding of the issuer’s common stock was 301,231,580 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A dated June 29, 2010 is being filed to:

1.	correct typographical errors in the Report of Independent Registered Public Accounting Firm;
2.	correct the title of Consolidated Statement of Operations;
3.	correct the Changes in Stockholders’ Deficiency in Assets report to include fiscal 2008 information;
4.	include additional disclosure in Note 1 to the Consolidated Financial Statements relating to our accounting policy for Inventories;
5.	include addition of Note 5. Joint Ventures to Notes to the Consolidated Financial Statements;
6.	include additional disclosure on pages 6, 11 and 22 relating to Mike Zoi’s controlling interest in TGR Energy, LLC;
7.
provide additional disclosure on pages 29 and 30 relating to our disclosure controls and procedures and internal control over financial reporting, including Management’s Report on Internal Control Over Financial Reporting;

8.	provide updated and complete five year biographical information of directors and executive officers on pages 30 and 31;
9.	clarify on page 33 that Mike Zoi’s deferred compensation is payable on demand and does not accrue interest;
10.	clarify on page 33 that Curtis Wolfe received payments for services rendered to the Company by an affiliated entity due to the limited financial resources of the Company;
11.	update Exhibit List pursuant to Item 601 of Regulation S-K; and
12.	correct dates of management certifications.
13.	correct allocation of fiscal 2009 net loss between TOT Energy, Inc. and noncontrolling interest.

Other than the foregoing items and conforming changes related thereto, and the correction of certain typographical errors, no part of the Annual Report on Form 10-K filed on June 30, 2009 is being amended, and the filing of this Amended Annual Report on Form 10-K/A should not be understood to mean that any other statements contained therein are true or complete as of any date subsequent to June 30, 2009. This Amended Annual Report on Form 10-K/A restates in its entirety, as amended as aforesaid, the Annual Report on Form 10-K filed on June 30, 2009 for the convenience of the reader.

TOT ENERGY, INC.
Form 10-KSB
For the Year Ended March 31, 2009

PART I

Item 1. Business

Overview

TOT Energy, Inc. (the “Company”), formerly Splinex Technology, Inc., was organized on February 6, 2004 under the laws of the State of Delaware as a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Since October 28, 2003 (“Inception”), the date of formation of Splinex, LLC, through December 17, 2007, we operated in a development phase typical of a software company and focused on developing technologies and products and securing intellectual property rights while we developed relationships with potential customers and resellers. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations. In July 2007, Ener1 Group, Inc. stopped funding our operations, except that Mr. Wolfe did receive compensation by Ener 1 Group, Inc. for legal services provided to the Company. For more information, see “Item 11. Executive Compensation.”

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

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations, and have a working capital deficit at March 31, 2009. We are dependent upon TGR or Mike Zoi (as a result of his controlling interest in TGR and our dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

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

Our principal executive offices are located at 12100 N.E. 16 th Ave; Suite 210; Miami, FL 33161. Our telephone number is (305) 891-2288.

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

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations, and have a working capital deficit as of March 31, 2009. We are dependent upon TGR or Mike Zoi (as a result of his controlling interest in TGR and our dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

As of March 31, 2009, we leased temporary office space and intend to lease and furnish approximately 3,600 square feet of permanent office space in Miami, Florida. We also own a 3750 square foot building in Omsk, Russia where we operate TOT-SIBBNS.

Results of Operations for the Year Ended March 31, 2009 Compared to the Year Ended March 31, 2008

We had net income of $215,085, or $0.00 per share, for the year ended March 31, 2008 (“fiscal 2008”) compared to a net loss of $11,017,457, or $0.05 per share, for the year ended March 31, 2009 (“fiscal 2009”). Our total operating expenses for fiscal 2008 were $243,111 as compared to operating expenses for fiscal 2009 of $11,231,053.  Interest expense in fiscal 2008 was $110,464 compared to fiscal 2009 interest expense of $0.  Income from settlements of outstanding payables was $568,562 in fiscal 2008 compared to $0 in fiscal 2009.

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

There were no operating expenses related to TOT-SIBBNS in fiscal 2008. For fiscal 2009, our operating expenses consisted of $10,378,126 for TOT-Energy, Inc. and $852,927 relating to operating expenses at TOT-SIBBNS. The operating expenses of TOT Energy, Inc. of $10,378,126 in fiscal 2009 related primarily to compensation expense ($8,931,801) in connection with issuances of stock and warrants pursuant to the Subscription Agreement.  Payroll expenses were $656,702, professional fees for legal, accounting, consulting and tax preparation were $316,857 and other general and administrative expenses were $486,215 consisting primarily of travel, rent and investor relations expenses.  For fiscal 2008, operating expenses of $243,111 consisted of $47,020 in professional fees, $37,587 in payroll expenses, $21,140 in transfer agent fees and $137,364 in other general and administrative expenses.

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

Liquidity and capital resources

At March 31, 2009, we had negative working capital of $765,508 and cash of $99,971.

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

In May, 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles , which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of   Present Fairly in Conformity with Generally Accepted Accounting Principles

In March, 2008, the Financial Accounting Standards Board released Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities .  This standard requires enhanced disclosure about a company’s derivatives and hedging to help investors understand their impact on a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008, with early application encouraged. We do not hedge and we currently do not deal with derivative instruments. Management does not see an impact from this standard at this time.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TOT Energy, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of TOT Energy, Inc. (the “Company”) as of March 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TOT Energy, Inc. as of March 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Daszkal Bolton LLP

Jupiter, Florida
June 30, 2009

TOT ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2009
ASSETS
Current assets
Cash	$88,007	$99,971
Deposits	-	6,000
Inventories	-	31,174
Prepaid expenses and other assets	20,500	2,220
Total current assets	108,507	139,365

Fixed assets
Building	-	160,649
Machinery and equipment	-	3,053,933
Less: accumulated depreciation	-	(308,452)
Total fixed assets (net)	-	2,906,130

Other Assets
Accounting software license	1,197	-
Total assets	$109,704	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Current liabilities
Accounts payable	$15,193	$51,130
Accrued expenses	32,641	853,743
Due to related parties	500,000	-
Total liabilities	547,834	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 214,507,773 and 300,583,108 shares issued and outstanding)	214,508	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	5,115,356	19,940,319
Accumulated other comprehensive income	-	(1,176,614)
Accumulated deficit	(5,705,494)	(16,722,953)
Noncontrolling interest	-	(138,213)
Total equity	(438,130)	2,140,622
Total liabilities and stockholders' equity (deficiency) in assets	$109,704	$3,045,495

See accompanying notes

TOT ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve Months Ended March 31,2008	Twelve Months Ended March 31,2009

Sales	$98	$-
Cost of sales	-	-
Gross Profit	98	-

Operating Expenses
General and administrative	243 , 111	11,231,053
Loss from operations	(243,013)	(11,231,053)

Non-operating income (expenses)
Interest expense, net	(110,464)	-
Other income (expense)	-	218
Income from settlements	568, 562	-

Income (loss) before income tax provision	215,085	(11,230,835)
Income tax provision	-	-
Net income (loss)	215,085	(11,230,835)
Add: Net loss attributable to the noncontrolling interest	-	213,378
Net income (loss) attributable to TOT Energy, Inc.	215,085	(11,017,457)

Other comprehensive income (loss)
Foreign Currency translation loss	-	(1,176,614)
Comprehensive income (loss)
	215,085	(12,194,071)

Net income (loss) per share - basic and diluted	$0.00	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	104,183,619	236,191,569

See accompanying notes.

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

							Accumulated			Total
						Additional	Other			Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Shares	Amount	Stock	Capital	Income	interest	Deficit	in Assets
Balance at March 31, 2007	-	$-	100,757,773	$100,758	$(62,500)	$1,109,712	$-	$-	$(5,920,579)	$(4,772,609)
Stock options granted	-	-	-	-	-	-	-	-	-	-
Stock options vested	-	-	-	-	-	8,000	-	-	-	8,000
Shares issued for debt	-	-	113,500,000	113,500		3,657,297	-	-	-	3,770,797
Related party debt settlement	-	-	-	-	-	320,597	-	-	-	320,597
Shares issued to former employee	-	-	250,000	250	-	19,750	-	-	-	20,000
Net income	-	-	-	-	-	-	-	-	215,085	215,085
Balance at March 31, 2008	-	$-	214,507,773	$214,508	$(62,500)	$5,115,356	$-	$-	$(5,705,496)	$(438,132)
Stock options granted	-	-	-	-	-	-	-	-	-	-
Stock options vested	-	-	-	-	-	31,296	-	-	-	31,296
Shares issued pursuant to TOT-SIBBNS joint venture	-	-	3,000,000	3,000	-	4,372,480	-	44,190	-	4,375,480
Shares issued for services pursuant to formation of Korlea-TOT	-	-	350,000	350	-	45,150	-	30,975	-	45,500
Shares and warrants to be issued pursuant to subscription agreement	-	-	82,725,335	82,725	-	10,376,037	-	-	-	10,458,762
Foreign currency exchange	-	-	-	-	-	-	(1,176,614)	-	-	(1,176,614)
Net loss	-	-	-	-	-	-	-	(213,378)	(11,017,457)	(11,155,669)
Balance March 31, 2009	-	$-	300,583,108	$300,583	$(62,500)	$19,940,319	$(1,176,614)	$(138,213)	$(16,722,953)	$2,140,622

See accompanying notes.

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$215,085	$(11,017,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	304,452
Amortization of accounting software license	-	1,197
Decrease in noncontrolling interests	-	(213,378)
Share Based Compensation	28,000	8,881, 051
Non cash interest expense	110,464	-
Settlement of accounts payable	(307,651)	-
Settlement of accrued severance	(260,911)	-

Changes in assets and liabilities, net of acquistions
and the effect of consolidation of equity affiliates:
Prepaid expenses	(15,367)	18,280
Software license	(1,197)	-
Inventories	-	(31,174)
Deposits	-	(6,000)
Accounts payable	(60,222)	35,937
Accrued expenses	(178,445)	821,101
Total adjustments	(685,329)	9,811,466
Net cash used in operating activities	(470,244)	(1,205,991)

Cash flows from investing activities:
Investment in joint venture Korlea -TOT	-	-
Purchase of equipment	-	(8,643)
Net cash used in investing activities	-	(8,643)

Cash flows from financing activities:
Contributed capital from equity investors	-	1, 017,097
Contributed capital for Korlea-TOT joint venture	-	37,561
Increase in related party payables	-	117,865
Decrease in related party payables	-	-
Note payable related party	558,000	-
Net cash provided by financing activities	558,000	1 ,172,523

Eff ect of exchange rate changes on cash	-	54,075

Net increase in cash	87,756	11,965

Cash at beginning of period	251	88,007
Cash at end of period	$88,007	$99,972

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party debt and accrued interest to be exchanged for equity	$3,771,047	$637,410
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided information of joint venture Korlea-TOT	$-	$45,500
Common stock issued pursuant to subscription agreement	$-	$8,858,514

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

Inventories

Inventories are purchased primarily for the needs of production and used during the normal operating cycle.   Items in inventory include fuel, cables, lubricants, construction materials and other miscellaneous items recorded at cost.  Costs for freight or other acquisition expenses are charged to operations in the period they are incurred.  Inventory is reduced using the average cost by item.

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

At March 31, 2008, the Company had 100,000 options exercisable.  The Company recorded a $8,000 compensation expense for these options in fiscal 2008.  During fiscal 2009, the Company issued 1,100,000 options of which 312,963 were exercisable at March 31, 2009.  The Company also issued 82,725,335 shares of common stock and warrants to purchase 41,362,168 shares of common stock in exchange for $1,654,507 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 8, 9 and 11).

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

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had been in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence. These factors include our history of net losses and that minimal revenues have been earned to date. The Company is dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund its operations. The Company’s independent auditors’ report on its financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

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

NOTE 5.  JOINT VENTURES

On July 18, 2008, the Company executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of the Company’s common stock. The assets were appraised at more than $6 million at the time of contribution and the Company is obligated to issue an additional 2,000,000 shares to the JV Partner when TOT SIBBNS achieves $10,000,000 in cumulative revenues. If on the third anniversary of the joint venture agreement, the Company’s stock price is not at least $1.00 per share, the Company will have the option of making an additional payment to the JV Partner or returning the Company’s interest in the joint venture to the JV Partner.

The Company formed a joint venture, Korlea-TOT Energy s.r.o., in July 2008 with its Czech Republic partner Korlea Invest. The Company invested $56,000 to provide the 51% of share capital that the Company owns for this limited liability company in the Czech Republic. The Company financed this investment through a related party note with Kazo, LLC. Korlea-TOT Energy s.r.o. will engage in marketing and trading of oil and natural gas in Eastern Europe. The Company issued Alexander Kaplan 350,000 newly issued shares of Company stock for his assistance in completing this transaction.

NOTE 6. BUILDING, MACHINERY AND EQUIPMENT

Building, machinery and equipment consisted of the following at March 31, 2008 and 2009:

	2008	2009
Building	$-	$160,649
Machinery and Equipment	4,000	3,053,933
	4,000	3,214,582
Less accumulated depreciation	(4,000)	(308,452)
	$-	$2,906,130

Depreciation expense was $0 and $304,452 for 2008 and 2009 respectively.

NOTE 7. ACCRUED EXPENSES

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

NOTE 8. STOCKHOLDERS’ EQUITY

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

NOTE 9. STOCK OPTIONS AND STOCK GRANTS

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

NOTE 11. RELATED PARTY TRANSACTIONS

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

NOTE 12. DEBT DUE TO RELATED PARTIES

During the quarter ended December 31, 2008, using the proceeds from the Subscription Agreement described above, the Company repaid $637,410 in related party loans.  As of March 31, 2009, the Company had no outstanding related party obligations.

NOTE 13. TGR RESTRUCTURING

In December 2007, a related party structured a transaction that provided funds to the Company to settle its existing debts at a discount to the face amount of the obligations, restructured certain notes payable which was exchanged for newly issued common shares of the Company, and gave TGR substantial majority of the outstanding common shares (see Note 8 for more information).

NOTE 14. SUBSEQUENT EVENTS

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

As of March 31, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed below. Accordingly, management cannot provide reasonable assurance of achieving the desired control objectives. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our overseas operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company. We expect this process to continue through 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009.  Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2009.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis) in our internal control over financial reporting:

Control Environment

•
Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of March 31, 2009. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management is in the process of enhancing existing policies and procedures and preparing formal written documentation as appropriate.

•
Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of March 31, 2009. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions. Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis. The Company has attempted to mitigate certain of these risks by enhancing management’s oversight of various procedures for initiating, authorizing, and recording of various transactions and establishing more formal and rigorous written guidelines, policies and procedures. However, additional measures and personnel are required primarily with respect to our overseas operations.

•
Board of Directors and Audit Committee:  We did not have a functioning audit committee as of March 31, 2009 due to the lack of a sufficient number of independent members on our board of directors and that no member qualifies as a “financial expert” as defined by regulations of the SEC. Our entire board of directors acted in place of an audit committee. However, since we do not have a financial expert on our board, the oversight and monitoring of internal controls and procedures are not effective.

Control Activities

•
Testing of Internal Controls: We have identified deficiencies in our testing of internal controls within our key business processes, particularly with respect to our overseas operations. This was primarily due to insufficient financial and personnel resources during fiscal 2009.  Management believes there are control procedures that are effective in design and implementation within our key business processes. However, certain of these processes were not formally tested or adequately documented.

Information and Communication

•
Timeliness and Adequacy of Financial Reporting Disclosures: Our Chief Executive Officer and our Chief Financial Officer concluded that the Company's controls were not effective as of March 31, 2009 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of the limited financial personnel, information technology infrastructure and other resources. However, management believes that given the size and scope of the Company’s business that all material information was communicated to management within a time-frame that was adequate for management to make informed business and reporting decisions.

 Monitoring

•
Internal Control Monitoring: As a result of the lack of financial and personnel resources, management’s ability to monitor the design and operating effectiveness of  internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

Management intends to focus its remediation efforts in the near term on developing additional formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also intends to formally evaluate and test the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing enhancements or improvements as resources permit. Additionally, the Company intends to appoint a financial expert and additional independent members to the board of directors as soon as such persons can be identified and incentivized to join the Company.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Other than as described above, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names, ages and offices held of all of the Company’s directors and executive officers are set forth in the table below:

Name	Age	Position	Year Appointed
Mike Zoi	42	CEO, Director	2007
Curtis Wolfe	45	Secretary, Director	2007
Stuart Murdoch	42	Director	2008
Jonathan New	49	Chief Financial Officer	2008

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Mr. Zoi has been the CEO and a Director of the Company since 2007. Mr. Zoi has also been a director and president of Ener1 Group since 2001, a privately held investment firm which he co-founded in 2001. Mr. Zoi indirectly holds a minority interest in Ener1 Group. Ener1 Group owns approximately 52% of Ener1, Inc., a public company engaged primarily in the business of designing, developing and manufacturing high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage. Mr. Zoi served as a Director of Ener1, Inc. (NASDAQ: HEV) from February 2002 to August 2008 and a vice president from February 2007 to August 2008. Since 2007, Mr. Zoi has been the managing member of TGR Energy LLC, a Florida investment company, which owns approximately 94% of the Company. Mr. Zoi is responsible for strategy and directly manages all senior executives of the Company. Mr. Zoi also directs all merger and acquisition activities of the Company. His expertise includes strategic development, branding, corporate alliances, corporate websites and investor relations. Earlier in his career, Mr. Zoi worked in various capacities relating to international finance and business development.

Mr. Wolfe has been a director of TOT Energy, Inc. since 2004 except for the period beginning August 31, 2007 and ending December 18, 2007. Mr. Wolfe served as Chief Operating Officer, Executive Vice President and General Counsel of Ener1 Group, Inc., the largest shareholder of alternative energy company Ener1, Inc., from 2004 to 2007.  Prior to his involvement with Ener1 Group, he was a partner in an international law firm based in Miami where he focused on mergers and acquisitions, start-up company financing, franchising and intellectual property. His experience also includes equity and debt offerings and compliance with reporting requirements for publicly traded companies. Since 2007, Mr. Wolfe has been the president of a private business consulting company, Lobos Advisors, assisting start-up businesses in defining their business objectives, strategic goals, and expanding business opportunities.  Mr. Wolfe is the founder of WCIS Media, LLC, a company that launched www.whocanisue.com, an online legal portal where he served as an executive officer from 2007 until 2009.  Mr. Wolfe continues to serve as a director of WCIS Media. Mr. Wolfe served 11 years in the United States Air Force from 1981 to 1992. Mr. Wolfe has a BIS in English, Mathematics and Latin American Studies from Weber State University and a JD from the University of Iowa College of Law, where he graduated with distinction. He is also a screenwriter and author.

On February 8, 2008, the Board of Directors named Stuart Spence Murdoch to the Board of Directors effective February 15, 2008. Mr. Murdoch is a British citizen and resident who is presently a Partner and CEO of Ceema Capital LLP, a London-based FSA regulated Investment Advisory Firm. Prior to his involvement with Ceema Capital LLP, Mr. Murdoch was director of local market foreign exchange and interest rate trading at ABM Amro from 2004 to 2007. Prior to his employment with ABM Amro, Mr. Murdoch worked for AIG International (UK) Limited as director of foreign exchange and forward contracts for emerging market currencies from 2002 to 2003. Prior thereto, Mr. Murdoch held various senior  investment management and financial analyst positions at Bank of America International (London), Goldman Sachs, Barclays Capital and Chase Manhattan Bank. Mr. Murdoch is a graduate of Exeter University in England.

On March 10, 2008, Jonathan New joined TOT Energy as Chief Financial Officer.  Mr. New served as Chief Operating Officer of Ener1, Inc. from 2001 to 2003. From 2004 to 2006, Mr New owned and operated Wholesale Salon Furniture Corp.com.  The Florida company imported and distributed salon equipment.  The business was sold in 2006.  Thereafter, until joining the Company, Mr. New provided counsel to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1 in 2001, Mr. New held controller and chief financial officer positions with companies including Haagen-Dazs, RAI Credit Corporation and Prudential of Florida. Mr. New obtained his BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Mike Zoi: Initial Statement of Beneficial Ownership of Securities on Form 3 due 12/27/07 filed 3/12/09.

Curtis Wolfe: Initial Statement of Beneficial Ownership of Securities on Form 3 due 8/23/08 filed 3/12/09.

Stuart Murdoch: Initial Statement of Beneficial Ownership of Securities on Form 3 due 2/18/08 filed 3/12/09.

Jonathan New: Initial Statement of Beneficial Ownership of Securities on Form 3 due 8/23/08 filed 3/12/09.

Code of Ethics

We have a Code of Ethics that applies to our officers and directors. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code. Our Code of Ethics can be found on our Company website at  http://totenergy.com/company.php?n=codeofethics ..  We will provide a copy of our Code of Ethics to any person without charge, upon written request to the Company.

Item 11. Executive Compensation

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2009 to our Chief Executive Officer and President and our other executive officers who earn more than $100,000 annually in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)

Mike Zoi, Chief Executive Officer	2009	$59,391	$-	$-	$-	$-	$59,391
	2008	$-	$-	$-	$-	$-	$-
Jonathan New, Chief Financial Officer	2009	$140,000	$20,426	$-	$21,296	$-	$181,722
	2008	$8,167	$-	$-	$-	$-	$8,167
Curtis Wolfe, Executive Vice President, General Counsel (Resigned 09/30/08)	2009	$-	$-	$-	$10,000	$60,500	$70,500
	2008	$-	$-	$-	$-	$15,000	$15,000

Mike Zoi became Chief Executive Officer on December 17, 2008 effective with his purchase of member interests in Splinex, LLC.  For fiscal 2009, Mr. Zoi was entitled to receive a salary of $350,000, the majority of which has been deferred at Mr. Zoi’s election. Mr. Zoi’s salary deferral is payable on demand and does not accrue interest.

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

Curtis Wolfe serves as Secretary and a Director of the Company.  Mr. Wolfe served as Executive Vice President and General Counsel of the Company from December 17, 2007 to September 30, 2008. Mr. Wolfe has received no compensation during fiscal 2008 from the Company due to the limited financial resources of the Company. However, although there were no formal agreements in place, Mr. Wolfe was compensated by Ener1 Group, Inc., a company controlled by Mike Zoi, in fiscal 2008  for services provided to the Company.  For fiscal 2009, Mr. Wolfe received an aggregate of $60,500 for legal services provided to the Company and this amount was expensed to legal fees in the combined statement of operations. Mr. Wolfe also participates in the Company’s equity incentive compensation plan.

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

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- aver age exercise pric e of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,200,000	$0.25	3,975,000

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

Audit Committee Pre-Approval Policy

Our Audit Committee’s responsibilities (which in our case is the full Board of Directors) include selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by our independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee's approval. All fees paid to the independent auditors in fiscal 200 9 were pre-approved by the Audit Committee   (which in our case is the full Board of Directors) , and therefore no services were approved after the services were rendered .

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

10.4
Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7
Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8
Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9
Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10
Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11
Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12
Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.15
Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16
Reseller Agreement between Waterloo Maple Inc. and TOT Energy, Inc. dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

10.17
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated by reference to Exhibit 10.2 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.19
First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Commission on June 30, 2009

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Energy, LLC, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

14	Code of Ethics, incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (June 30, 2009)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (June 30, 2009)

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (June 29, 2010)

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (June 29, 2010)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (June 30, 2009)

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (June 29, 2010)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOT Energy, Inc.

June 29, 2010	by: /S/ Mike Zoi
Mike Zoi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

June 29, 2010	/S/ Mike Zoi
Mike Zoi
President, Chief Executive Officer and Director
(Principal Executive Officer)

June 29, 2010	/S/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

June 29, 2010
Stuart Murdoch
Director

June 29, 2010	/S/ Curtis Wolfe
Curtis Wolfe
Director