Form 10-Q/A
period 2009-06-30
TOT Energy
filed 2010-06-29
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

The number of outstanding common share, $.001 par value, of the registrant as of August 14, 2009 was 305,309,280.

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A dated June 29, 2010 is being filed to:

1.	include correction of the line item title “Inventories” in the Consolidated Condensed Balance Sheets and the Consolidated Statement of Cash Flows;
2.	correct errors relating to accumulated deficit and noncontrolling interest contained in the Unaudited Condensed Consolidated Balance Sheets;
3.	include additional disclosure on pages 8 and 13 relating to Mike Zoi’s controlling interest in TGR Energy, LLC;
4.	include addition of “Note 5. Joint Ventures” to Notes to the Consolidated Financial Statements;
5.	provide additional disclosure on page 15 relating to our disclosure controls and procedures; and
6.	update Exhibit List pursuant to Item 601 of Regulation S-K.

Other than the foregoing items and conforming changes related thereto, and the correction of certain typographical errors, no part of the Quarterly Report on Form 10-Q filed on August 14, 2009 is being amended, and the filing of this Amended Quarterly Report on Form 10-Q/A should not be understood to mean that any other statements contained therein are true or complete as of any date subsequent to June 30, 2009. This Amended Quarterly Report on Form 10-Q/A restates in its entirety, as amended as aforesaid, the Quarterly Report on Form 10-Q filed on August 14, 2009 for the convenience of the reader.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
ASSETS
Current assets
Cash	$88,953	$99,971
Deposits	8,000	6,000
Inventories	34,916	31,174
Prepaid expenses and other assets	16,693	2,220
Total current assets	148,562	139,365

Fixed assets
Building	175,242	160,649
Machinery and equipment	3,330,338	3,053,933
Less: accumulated depreciation	(517,789)	(308,452)
Total fixed assets (net)	2,987,791	2,906 ,130
Total assets	$3,136,353	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,791	$51,130
Accrued expenses	1,184,010	853,743
Total liabilities	1,277,801	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 305,309,280 and 300,583,108 shares issued and outstanding)	305,309	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	21,354,507	19,940,319
Accumulated other comprehensive loss	(960,422)	(1,176,614)
Accumulated deficit	(18,555,626)	(16,722,953)
Noncontrolling interest	(222,716)	(138,213)
Total equity	1,858,552	2,140,622
Total liabilities and stockholders' equity	$3,136,353	$3,045,495

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	1,926,479	303,287
Loss from operations	(1,926,479)	(303,287)

Non-operating income (expenses)
Other expense	(55)	-
Loss before income tax provision	(1,926,534)	(303,287)

Income tax provision	-	-

Net loss	(1,926,534)	(303,287)
Add: Net loss attributable to the noncontrolling interest	84,503	-
Net loss attributable to TOT Energy, Inc.	(1,842,031)	(303,287)

Other comprehensive income
Foreign currency translation income	216,192	-
Comprehensive loss	$(1,625,839)	$(303,287)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	300,822,957	214,507,773

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30. 2008
Cash flows from operating activities:
Net loss	$(1,842,031)	$(303,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161,305	1,197
Decrease in noncontrolling interests	(87,248)	-
Share Based Compensation	1,337,360	-

Changes in assets and liabilities :
Prepaid expenses	(14,435)	7,913
Due to related parties	-	121,824
Deposits	(2,000)	(500)
Inventories	(910)	-
Accounts payable	39,291	(9,943)
Accrued expenses	294,744	94,789
Total adjustments	1,728,106	215,280
Net cash used in operating activities	(113,924)	(88,007)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Contributed capital from equity investors	81,554	-
Net cash provided by financing activities	81,554	-

Effect of exchange rate changes on cash	21,353	-

Net decrease in cash	(11,018)	(88,007)

Cash at beginning of period	99,971	88,007
Cash at end of period	$88,953	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued pursuant to subscription agreement (see Note 6)	$1,264,087	-

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

The Company did not issue any new options for the three months ended June 30, 2009, but recorded a $8,426 compensation expense for options that vested during the period.  During the quarter ended June 30, 2009, the Company also issued 4,077,700 shares of common stock and warrants to purchase 2,038,850 shares of common stock in exchange for $81,554 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 7 and 8).  In addition, the Company issued 148,472 shares of common stock in lieu of compensation and 500,000 shares of common stock for marketing and promotional activities.

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

NOTE 8. RELATED PARTY TRANSACTIONS

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

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations and, until the second quarter of 2008, have earned minimal revenues. We are dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

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

Liquidity and capital resources

At June 30, 2009, we had an accumulated deficit of $18,555,626 and cash of $88,953. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance).  At June 30, 2009, the remaining investment obligation is $263,939.

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

As of June 30, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our annual report on Form 10-K previously filed with the SEC. Accordingly, management cannot provide reasonable assurance of achieving the desired control objectives. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our overseas operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through the remainder of fiscal 2010.

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

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Energy, LLC, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

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

TOT Energy, Inc.
Registrant

Date: June 29, 2010	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer