Form 10-Q/A
period 2009-09-30
TOT Energy
filed 2010-06-29
CIK 1293330

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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of November 14, 2009 was 310,815,297.

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A dated June 29, 2010 is being filed to:

1.	include correction of the line item title “Inventories” in the Consolidated Condensed Balance Sheets and the Consolidated Statement of Cash Flows;
2.	include additional disclosure on pages 8 and 13 relating to Mike Zoi’s controlling interest in TGR Energy, LLC;
3.	include addition of “Note 5. Joint Ventures” to Notes to the Consolidated Financial Statements;
4.	deletion of “Note 8. Reclassification”;
5.	provide additional disclosure on page 17 relating to our disclosure controls and procedures; and
6.	update Exhibit List pursuant to Item 601 of Regulation S-K.

Other than the foregoing items and conforming changes related thereto, and the correction of certain typographical errors, no part of the Quarterly Report on Form 10-Q filed on November 16, 2009 is being amended, and the filing of this Amended Quarterly Report on Form 10-Q/A should not be understood to mean that any other statements contained therein are true or complete as of any date subsequent to September 30, 2009. This Amended Quarterly Report on Form 10-Q/A restates in its entirety, as amended as aforesaid, the Quarterly Report on Form 10-Q filed on November 16, 2009 for the convenience of the reader.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
ASSETS
Current assets
Cash	$95,950	$99,971
Deposits	8,000	6,000
Inventories	37,426	31,174
Prepaid expenses and other assets	11,521	2,220
Total current assets	152,897	139,365

Fixed assets
Building	181,981	160,649
Machinery and equipment	3,457,981	3,053,933
Less: accumulated depreciation	(715,793)	(308,452)
Total fixed assets (net)	2,924,169	2,906,130
Total assets	$3,077,066	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) IN ASSETS
Current liabilities
Accounts payable	$91,210	$51,130
Accrued expenses	1,472,685	853,743
Total liabilities	1,563,895	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 310,815,297 and 300,583,108 shares issued and outstanding)	310,815	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	23,553,775	19,940,319
Accumulated other comprehensive income (loss)	(869,149)	(1,176,614)
Accumulated deficit	(21,115,637)	(16,722,953)
Noncontrolling interest	(304,134)	(138,213)
Total equity	1,513,171	2,140,622
Total liabilities and stockholders' equity	$3,077,066	$3,045,495

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administrative	2,639,159	2,185,744	4,565,638	2,489,032
Loss from operations	(2,639,159)	(2,185,744)	(4,565,638)	(2,489,032)

Non-operating expense
Other expense	-	(309)	(55)	(309)
Loss before income tax provision	(2,639,159)	(2,186,053)	(4,565,693)	(2,489,341)
Income tax provision	-	-	-	-
Net Loss	(2,639,159)	(2,186,053)	(4,565,693)	(2,489,341)
Add: Net loss attributable to the noncontrolling interest	81,418	25,792	165,921	25,792

Net loss attributable to TOT Energy, Inc.	(2,557,742)	(2,160,261)	(4,399,773)	(2,463,549)

Other comprehensive income
Foreign currency translation gain (loss)	91,273	(15,920)	307,465	(15,920)
Comprehensive loss	$(2,466,469)	$(2,176,181)	$(4,092,308)	$(2,479,469)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	305,370,458	217,238,413	303,323,673	215,873,093

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(4,399,774)	$(2,458,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	366,980	51,755
Amortization of software license	-	1,197
Decrease in noncontrolling interests	(165,923)	(18,807)
Share Based Compensation	3,434,223	1,789,600

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	(9,246)	1,235
Costs in excess of billings	-	(176,869)
Due to related parties	(9,393)	303,542
Deposits	(2,000)	(6,000)
Inventories	(2,113)	(44,631)
Accounts payable	35,157	7,566
Accrued expenses	573,516	399,629
Total adjustments	4,221,201	2,308,217
Net cash provided (used) in operating activities	(178,573)	(150,296)

Cash flows from investing activities:
Purchase of equipment	-	(2,010)
Net cash used in investing activities	-	(2,010)

Cash flows from financing activities:
Contributed capital from equity investors	189,466	103,152
Contributed capital for Korlea-TOT joint venture	-	37,926
Net cash provided by financing activities	1 89,466	141,078

Effect of exchange rate changes on cash	(14 ,977)	18,564
Net (decrease) increase in cash	(4,021)	7,336

Cash at beginning of period	99,971	88,007
Cash at end of period	$95,950	$95,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued pursuant to subscription agreement	$3 ,341,393	$1 ,729,656
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided in formation of joint venture Korlea-TOT	$-	$45,500

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

The Company did not issue any new options for the six months ended September 30, 2009, but recorded a compensation expense of $16,945 for options that vested during the period.  During the quarter ended September 30, 2009, the Company issued 5,395,600 shares of common stock and warrants to purchase 2,697,800 shares of common stock in exchange for $107,912 pursuant to the terms of its subscription agreement with TGR Energy, LLC (see Notes 7 and 8).  In addition, the Company issued 110,417 shares of common stock in lieu of compensation (see Note 7).

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

See Note 7 for equity securities issued to TGR Energy, LLC under the terms of the Subscription Agreement.

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

	September 30, 2009	September 30, 2008	Variances

Compensation expense for TGR Energy, LLC Subscription Agreement	$2,077,306	$1,729,656	$347,650

Consulting fees	4,893	55,756	(50 , 863)

Compensation expense recorded for options issued	8,519	14,444	(5,925)

TOT SIBBNS General and Administrative	325,572	102,859	222,713

Salaries and Benefits	148,675	159,855	(11,180)

Professional Fees	23,606	41,479	(17,873)

Other	50,588	81,695	(31,107)

TOTAL	$2,639,159	$2,185,744	$453,415

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

Results of Operations for the Six-Month Periods Ended September 30, 2009 and 2008

We reported a net loss of $4,399,773 or $(0.01) per share for the six months ended September 30, 2009, compared to a net loss of $2,463,549 or $(0.01) per share for the six months ended September 30, 2008. Weighted average shares outstanding were 303,323,673 and 215,873,093 for the quarters ended September 30, 2009 and 2008, respectively.

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

Liquidity and capital resources

At September 30, 2009, we had an accumulated deficit of $21,115,637 and cash of $95,950. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At September 30, 2009, the remaining investment obligation is $120,614.

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

As of September 30, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our annual report on Form 10-K previously filed with the SEC. Accordingly, management cannot provide reasonable assurance of achieving the desired control objectives. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our overseas operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through fiscal 2011.

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