Form 10-Q/A
period 2009-12-31
TOT Energy
filed 2010-06-29
CIK 1293330

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
Form 10-Q/A
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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A dated June 29, 2010 is being filed to:

1.
adjust the financial statements to account for a multi-phase drilling contract of the TOT-SIBBNS joint venture under the Completed Contract Method, which results in changes to the Consolidated Balance Sheet and Consolidate Statement of Operations, and corresponding disclosures contained in the Notes to Condensed Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

2.	include correction of the line item title “Inventories” in the Consolidated Condensed Balance Sheets and the Consolidated Statement of Cash Flows;
3.	include additional disclosure on pages 8 and 14 relating to Mike Zoi’s controlling interest in TGR Energy, LLC;
4.	include the addition of “Note 5. Joint Ventures” to Notes to the Consolidated Financial Statements;
5.	include revised disclosure in “Note 9. Subsequent Events” for the planned accounting treatment for the unwind of the TOT-SIBBNS joint venture;
6.	provide additional disclosure on page 17 relating to our disclosure controls and procedures; and
7.	update the Exhibit List pursuant to Item 601 of Regulation S-K.

Other than the foregoing items and conforming changes related thereto, and the correction of certain typographical errors, no part of the Quarterly Report on Form 10-Q filed on February 16, 2010 is being amended, and the filing of this Amended Quarterly Report on Form 10-Q/A should not be understood to mean that any other statements contained therein are true or complete as of any date subsequent to December 31, 2009. This Amended Quarterly Report on Form 10-Q/A restates in its entirety, as amended as aforesaid, the Quarterly Report on Form 10-Q filed on February 16, 2010 for the convenience of the reader.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
ASSETS
Current assets
Cash	$453,334	$99,971
Deposits	8,000	6,000
Contract receivable, net	67,824	-
Cost in excess of related billings on uncompleted contract	165,483	-
Inventories	42,876	31,174
Prepaid expenses and other assets	7,202	2,220
Total current assets	744,719	139,365

Fixed assets
Building	181,209	160,649
Machinery and equipment	3,444,507	3,053,933
Less: accumulated depreciation	(898,751)	(308,452)
Total fixed assets (net)	2,726,965	2,906,130
Total assets	$3,471,684	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$209,476	$51,130
Accrued expenses	1,723,879	853,743
Total liabilities	1,933,355	904,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 320,528,512 and 300,583,108 shares issued and outstanding)	320,528	300,583
Treasury stock, at cost; 250,000 shares	(62,500)	(62,500)
Paid in capital	25,363,130	19,940,319
Accumulated other comprehensive loss	(848,317)	(1,176,614)
Accumulated deficit	(22,880,191)	(16,722,953)
Noncontrolling interest	(354,321)	(138,213)
Total equity	1,538,329	2,140,622
Total liabilities and stockholders' equity	$3,471,684	$3,045,495

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administrative	1,814,741	6,390,505	6,380,380	8,879,536
Loss from operations	(1,814,741)	(6,390,505)	(6,380,380)	(8,879,536)

Non-operating expense
Other income (expense)	-	841	(55)	532
Loss before income tax provision	(1,814,741)	(6,389,664)	(6,380,435)	(8,879,004)
Income tax provision	-	-	-	-
Net Loss	(1,814,741)	(6,389,664)	(6,380,435)	(8,879,004)
Add: Net loss attributable to the non controlling interest	50,190	61,076	216,111	86,868

Net loss attributable to TOT Energy, Inc.	(1,764,551)	(6,328,588)	(6,164,324)	(8,792,136)

Other comprehensive income
Foreign currency translation gain (loss)	20,832	(681,285)	328,297	(697,205)
Comprehensive loss	$(1,743,719)	$(7,009,873)	$(5,836,027)	$(9,489,341)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	312,156,555	223,758,378	306,108,759	218,501,521

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(6,164,324)	$(8,792,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	551,400	176,895
Amortization of Software license	-	1,197
Decrease in noncontrolling interests	216,061	(35,815)
Share Based Compensation	4,819,026	7,482,075

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	(4,978)	(10,084)
Contract receivable	(67,824)	(161,836)
Costs in excess of billings	(165,483)	(136,116)
Deposits	(2,000)	(6,000)
Inventories	(7,712)	(35,371)
Accounts payable	153,599	32,915
Accrued expenses	820,537	643,792
Total adjustments	6,312,674	7,951,652
Net cash provided (used) in operating activities	148,350	(840,484)

Cash flows from investing activities:
Purchase of equipment	(1,157)	(8,877)
Net cash used in investing activities	(1,157)	(8,877)

Cash flows from financing activities:
Contributed capital from equity investors	623,730	803,152
Contributed capital for Korlea-TOT joint venture	-	41,709
Increase in related party payables	-	1,472,442
Decrease in related party payables	-	(1,343,615)
Net cash provided by financing activities	623,730	973,688

Effect of exchange rate changes on cash	(417,560)	(22,292)
Net (decrease) increase in cash	353,363	102,035

Cash at beginning of period	99,971	88,007
Cash at end of period	$453,334	$190,042

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party debt and accrued interest exchanged for equity	$-	$637,410
Common stock issued pursuant to subscription agreement	$4,717,677	$8,877,137
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock issued for services provided in formation of joint venture Korlea-TOT	$-	$45,500

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

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil-drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis. The Company has determined to unwind the TOT-SIBBNS joint venture (See Note 9 – Subsequent Events).

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

The Company did not issue any new options for the nine months ended December 31, 2009, but recorded a compensation expense of $8,519 for options that vested during the period.  During the quarter ended December 31, 2009, the Company issued 6,713,215 shares of common stock and warrants to purchase 3,357,107 shares of common stock in exchange for $134,264 pursuant to the terms of its Subscription Agreement with TGR Energy, LLC (see Notes 7 and 8).  In addition, the Company issued 3,000,000 shares of common stock to an unrelated third party, pursuant to the terms of an agreement assigned to the Company by TGR Energy, in exchange for $300,000 (see Note 9 – Subsequent Events).

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

The Company is dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund its operations. On August 7, 2008, the Board of Directors of the Company approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.  TGR remains obligated to invest up to $21,763 remaining under the Subscription Agreement.  In January, the Company and TGR amended the Subscription Agreement to increase the Investment Amount to $4,000,000 (See Note 9 – Subsequent Events).

The Company’s independent auditors’ report on its financial statements for the year ended March 31, 2009 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment was the oil and gas service sector until the Company decided to unwind the joint venture effective March 31, 2010. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. CONTRACT ACCOUNTING

The Company accounts for its long-term contracts using the completed contract method of revenue recognition due to uncertainties relating to its customer’s ability to finance contracts to completion.  The completed contract method recognizes income only when the contract is substantially complete.  Project costs and related revenues are accumulated and are reflected in operations only when an estimated loss is probable.  The contract will be deemed complete when our customer agrees that each milestone contained in the contract has been met.

Billed contract receivables consist of amounts due under our second contract.  Our initial contract has been suspended due to lack of financing by our customer.   We have fully reserved for uncollected billings and for costs in excess of billings for this contract in the amount of $427,783.   There are no revenues or costs charged to operations for the periods ended December 31, 2009 or December 31, 2008 under the completed contract method relating to our two contracts at December 31, 2009.

Our second drilling contract is a two-phase contract for an aggregate consideration of approximately $419,000. Phase one of this contract was completed during the quarter ended December 31, 2009 and we deferred $116,424 of revenues during the quarter until completion of the contract, which is expected on or before March 31, 2010.  Our contractual and actual gross margin on this project is 15% and we deferred $98,960 in cost of sales for the first phase of this contract until completion of the contract.  We incurred additional costs for this second contract of $182,512, which have been capitalized as costs in excess of billings on our balance sheet.  The second phase of this contract was completed by March 31, 2010.

For more information, see Note 1 –  “Summary of Significant Accounting Policies – Revenue Recognition” above.

NOTE 5.  JOINT VENTURES

On July 18, 2008, the Company executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of the Company’s common stock. The assets were appraised at more than $6 million at the time of contribution and the Company is obligated to issue an additional 2,000,000 shares to the JV Partner when TOT SIBBNS achieves $10,000,000 in cumulative revenues. If on the third anniversary of the joint venture agreement, the Company’s stock price is not at least $1.00 per share, the Company will have the option of making an additional payment to the JV Partner or returning the Company’s interest in the joint venture to the JV Partner.  The Company has determined to unwind this joint venture as of March 31, 2010 (See Note 9 – Subsequent Events).

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

On August 7, 2008, the Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “ Subscription Agreement”) with TGR Energy, LLC (“TGR”), wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended.  The Subscription Agreement was amended on January 12, 2010 (See Note 9 – Subsequent Events) to increase the Investment Amount by an additional $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 common shares and 50,000,000 warrants to purchase the Company’s common stock for $0.05 per share for a period of 5 years from date of issuance.

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

For the quarter ended December 31, 2009, TGR was issued 6,713,215 shares of common stock of the Company and fully vested warrants to purchase 3,357,107 shares of common stock of the Company for $0.05 per share in exchange for funding of $134,264 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,376,284 was recorded for the quarter ended December 31, 2009 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.  In addition, TGR and the Company executed an amendment to the Subscription Agreement that increases the Investment Amount from $2,000,000 to $4,000,000 with a corresponding increase in stock and warrants to be provided (See Note 9 – Subsequent Events).  All other terms of the Subscription Agreement remain the same.

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

See Note 7 – Stockholders ’ Equity, for more information relating to equity securities issued to TGR Energy, LLC under the terms of the Subscription Agreement and Note 9 – Subsequent Events, for information relating to the amendment to the Subscription Agreement.

NOTE 9. SUBSEQUENT EVENTS

On January 12, 2010, TGR and the Company amended the Subscription Agreement to increase the Investment Amount from $2,000,000 to up to $4,000,000 in exchange for up to an additional 100,000,000 common shares and 50,000,000 warrants to purchase common stock for $0.05 with a life of five years from date of issuance.  The remaining terms of the Subscription Agreement are unchanged.

On or about January 27, 2010, the Company determined to unwind the TOT-SIBBNS joint venture.  The Company and TOT-SIBBNS are currently discussing the terms of an unwind agreement whereby the Company will exchange its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd.  The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture will be accounted for using the guidance provided in ASC 845 (previously APB 29). In this regard, the unwind will be accounted for as a disposal “other than by sale” similar to a spin-off, with the shares to be received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.

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

General

We are working to build a diversified portfolio of renewable energy assets.   To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

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

On or about January 27, 2010, the Company determined to unwind the TOT-SIBBNS joint venture.  The Company and TOT-SIBBNS executed an unwind agreement whereby the Company will exchange its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture will be accounted for using the guidance provided in ASC 845 (previously APB 29). In this regard, the unwind will be accounted for as a disposal “other than by sale” similar to a spin-off, with the shares to be received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.  For more information relating to the unwind of the TOT-SIBBNS joint venture, see Note 9 – Subsequent Events of the Notes to Condensed Financial Statements, which information is incorporated herein by reference. The Company intends to focus on developing or acquiring an alternative energy solar business concentrating on commercial solar installations.

Our second contract for drilling services was entered into in November 2009 for an aggregate of approximately $419,000 in billings over the two phases of the contract. The first phase was completed during the quarter ended December 31, 2009 and we received payments in December and January aggregating $116,424.  Our contractual and actual gross margin on this project is 15% and we capitalized ($17,464) in gross margin for the first phase of this contract.  Costs incurred for the second phase were  $182,512, and these costs are capitalized as costs in excess of billings on our balance sheet.  These costs represent activities and associated costs for the final phase of the second contract for which we expect to bill approximately $302,576 and achieve a gross margin of 15%.  The second phase of this contract was completed by March 31, 2010.

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

Results of Operations for the Three-Month Periods Ended December 31, 2009 and 2008

We reported a net loss of  $1,764,551 or $(0.01) per share for the three months ended December 31, 2009, compared to a net loss of $6,328,588 or $(0.03) per share for the quarter ended December 31, 2008. Weighted average shares outstanding were 312,156,555 and 223,758,378 for the quarters ended December 31, 2009 and 2008, respectively.

The net loss for the three month period ended December 31, 2009 was negatively impacted by the non-cash compensation expense of $1,376,284 related to shares and warrants issued pursuant to the Subscription Agreement with TGR, which was substantially less that the non-cash compensation expense of $5,683,956 for the three months ended December 31, 2008.

TOT-SIBBNS accounts for projects using the completed contract method where all costs are capitalized on the balance sheet as project costs.  Contract billings are recorded as a reduction to project costs and revenue will only be recognized once amounts collected exceed costs incurred.  We reported $0 in revenue during the three months ended December 31, 2009 and we had no revenue for the three months ended December 31, 2008. Additionally, pursuant to the completed contract method, costs in excess of billings for our second oil drilling contract were $165,483.  Project costs for our first contract were $124 for the quarter ended December 31, 2009 and this amount was reserved for as uncollectible.

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

Results of Operations for the Nine-Month Periods Ended December 31, 2009 and 2008

We reported a net loss of $6,164,324 or $(0.02) per share for the nine months ended December 31, 2009, compared to a net loss of $8,792,136 or $(0.04) per share for the nine months ended December 31, 2008. Weighted average shares outstanding were 306,108,759 and 218,501,521 for the quarters ended December 31, 2009 and 2008, respectively.

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

Liquidity and capital resources

At December 31, 2009, we had an accumulated deficit of $22,880,191 and cash of $453,334. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $2,000,000 to fund short term working capital requirements in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At December 31, 2009, the remaining investment obligation was $21,763.  On January 12, 2010, TGR agreed to increase its funding commitment under the Subscription Agreement from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

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

As of December 31, 2009, we continue to develop our core activities and focus our resources on the acquisition of assets in the energy sector. Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our annual report on Form 10-K previously filed with the SEC. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective.. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our overseas operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through the fiscal year 2011.

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
10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Energy, LLC, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Energy, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Energy, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

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