Form 10-K
period 2010-03-31
TOT Energy
filed 2010-07-13
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

☒ YES (None Required) ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates was $1,853,744 based upon the last traded price of $0.09 per share on July 1, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At July 1, 2010, the number of shares outstanding of the issuer’s common stock was 320,778,512 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TOT ENERGY, INC.

Form 10-K
For the Year Ended March 31, 2010

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

TOT-SIBBNS obtained its first contract and began drilling operations in Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operation in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009.

TOT-SIBBNS had expectations of continuing exploratory drilling (both through its existing customer and new customers) for the 2009/2010 drilling season as the price of oil had risen significantly and TOT-SIBBNS was able to secure an additional drilling contract in November 2009. However, in January 2010, it became questionable whether activities with TOT-SIBBNS’ initial customer would recommence in the short term, and there remained uneasiness in the market over the continued improvement in crude oil prices, which had a negative impact on the exploratory drilling market in Russia at that time.  Accordingly, on January 27, 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities in the alternative energy business.

The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.  For more information relating to the unwind of the TOT-SIBBNS joint venture, see Note 12 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Although we are not currently engaged in operating activities, we intend to focus on developing or acquiring an alternative energy solar business concentrating on commercial solar installations and other energy saving/management offerings.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts. There has been no activity to date with this joint venture, but we continue to look for opportunities to implement a profitable plan with our partner, Korlea, which has expertise in energy trading.

Despite the unwind of the TOT-SIBBNS joint venture, we are working to build a diversified portfolio of energy assets. To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

Several factors raise significant doubt as to our ability to continue operating as a going concern.  These factors include our history of net losses and that as of March 31, 2010, due to the unwind of the TOT-SIBBNS joint venture, we have no operations and a working capital deficit. We are dependent upon TGR or Mike Zoi (as a result of his controlling interest in TGR and our dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Our principal executive offices are located at 12100 N.E. 16 th Ave; Suite 210; Miami, FL 33161. Our telephone number is (305) 891-2288.

Employees

At March 31, 2009, the Company employed four people, including the Company’s CEO, CFO, a senior accountant (part-time) and a secretary (part-time).  None of our employees were represented by a union or collective bargaining agreement.

Item 1B. Unresolved Staff Comments

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

There currently is no established public trading market for our common stock. The number of shareholders of record of our common stock at March 31, 2010 was 205. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The principal markets for our stock were the Over The Counter Bulletin Board (OTCBB) and Pink Sheets LLC. On July 1, 2010, the price of our common stock last traded at $0.09 per share on the OTCBB.

The following table sets forth the high and low prices for our common stock for the quarterly periods indicated as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year	Date	High	Low

2009	June 30, 2008	$0.12	$0.12
	September 30, 2008	$0.13	$0.13
	December 31, 2008	$0.07	$0.07
	March 31, 2009	$0.30	$0.07
2010	June 30, 2009	$0.22	$0.22
	September 30, 2009	$0.23	$0.23
	December 31, 2009	$0.15	$0.15
	March 31, 2010	$0.15	$0.15

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Plan Shares Outstanding

The following table sets forth information as of March 31, 2010 with respect to the Company’s 2004 Stock Option Plan, approved by our security holders. The 2004 Stock Option Plan authorizes the issuance of a maximum of 10,000,000 shares underlying options. The Company previously granted options to purchase a total of 4,825,000 shares of common stock, of which options to purchase 4,737,500 shares of common stock expired unexercised.

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

Recent Sales of Unregistered Securities

On August 7, 2008, our Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, we granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. The Subscription Agreement was amended on January 12, 2010 to increase the Investment Amount by an additional $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of common stock and 50,000,000 warrants to purchase common stock for $0.05 per share for a period of 5 years from date of issuance.

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

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of common stock of the Company and fully vested warrants to purchase 8,093,757 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement. These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to $91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vested monthly from April 1, 2009 to September 30, 2009.  On March 31, 2010, Mr. New was granted 250,000 fully vested shares of the Company’s common stock and a compensation charge of $37,500 was recorded based on the fair value of the stock issued on the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock which vested monthly between April 1, 2009 and September 30, 2009.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  On April 28, 2010, the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company refunded $300,000 to Dune in exchange for return of the 3,000,000 shares of common stock previously issued.  For more information relating to the repurchase of Dune shares, see Note 13 – Subsequent Events, of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

On November 1, 2008, the Company entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus was appointed TOT Energy’s exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement is to automatically continue on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Agreement included a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, the Company granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of the Company's common stock at ten cents ($.10) per share. The warrants were valued at $149,999 and were to be amortized over the seven-month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus. The Company has not yet paid a cash fee or provided the abovementioned warrants to Olympus due to the failure by Olympus to provide meaningful investment banking services until world financial markets stabilized and, more recently, due to the unwind of the TOT-SIBBNS joint venture.  The Company has amortized the warrant charge of $149,999 during fiscal 2010 and accrued this amount in the financial statements.

At March 31, 2010, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 750,926 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.95 years.

The Company also had warrants to purchase 49,455,925 shares of common stock outstanding at March 31, 2010 with a strike price of $0.05 per share and a remaining contractual term of 3.55 years pursuant to the Subscription Agreement.

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company would receive certain marketing and promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.

We believe that each of the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

See information relating to issuances to an affiliate pursuant to the Subscription Agreement and the rescission of the purchase of common stock by Dune Capital as described under “Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward -looking statements. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our product and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting the energy sector and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; weather; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the ability to develop or acquire and sustain a viable alternative energy business.

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

General

We are working to build a diversified portfolio of energy assets. To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.  Although we are not currently engaged in operating activities, we intend to focus on developing or acquiring an alternative energy solar business concentrating on commercial solar installations and other energy saving/management offerings.

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad has contributed certain of SIBBNS assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company appraised the contributed assets at US$6,221,881. At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS.

TOT-SIBBNS provides exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owns and operates four oil drilling rigs that generate the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS uses this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provides engineering services and well remediation services on a contract fee basis. TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operation in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009.

TOT-SIBBNS had expectations of continuing exploratory drilling (both through its existing customer and new customers) for the 2009/2010 drilling season as the price of oil had risen significantly and TOT-SIBBNS was able to secure an additional drilling contract in November 2009. However, in January 2010, it became questionable whether activities with TOT-SIBBNS’ initial customer would recommence in the short term, and there remained uneasiness in the market over the continued improvement in crude oil prices, which had a negative impact on the exploratory drilling market in Russia at that time.  Accordingly, on January 27, 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities in the alternative energy business.  The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010. Operations of TOT-SIBBNS are included in the Company’s consolidated financial statements at March 31, 2010 as discontinued operations, but will not be included in the consolidated financial statements subsequent to March 31, 2010.  For more information relating to the unwind of the TOT-SIBBNS joint venture, see Note 12 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Although we are not currently engaged in operating activities, we are in the process of updating our business plan and intend to focus on developing or acquiring an alternative energy solar business concentrating on commercial solar installations and other energy saving/management offerings.

 KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”), a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture, but we continue to look for opportunities to implement a profitable plan with our partner, Korlea, which has expertise in energy trading.

Short term financing is provided by TGR Energy, LLC (“TGR”) as we require additional working capital, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR has agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of common stock and warrants to purchase up to 50,000,000 shares of common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in our operational budget.  TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investment on terms no less favorable than those contained in the Subscription Agreement.  On January 12, 2010, TGR agreed to increase the Investment Amount from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

Several factors raise significant doubt as to our ability to continue operating as a going concern.  These factors include our history of net losses and that as of March 31, 2010, due to the unwind of the TOT-SIBBNS joint venture, we have no operations, and a working capital deficit. We are dependent upon TGR or Mike Zoi (as a result of his controlling interest in TGR and our dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Results of Operations for the Year Ended March 31, 2010 Compared to the Year Ended March 31, 2009

We had a net loss of $6,596,834 or $0.02 per share, for the year ended March 31, 2010 (“fiscal 2010”) compared to a net loss of $12,177,140, or $0.05 per share, for the year ended March 31, 2009 (“fiscal 2009”).  The net loss of $6,596,834 for fiscal 2010 includes a loss from discontinued operations of $646,017 or $0.00 per share relating to the TOT-SIBBNS joint venture (see note 12) as compared to a loss from discontinued operations of $1,799,816, or $0.01 per share relating to the TOT-SIBBNS joint venture for fiscal 2009.  Our total operating expenses from continuing operations for fiscal 2010 were $5,789,352 as compared to operating expenses for fiscal 2009 of $10,378,126.  Other expenses were $171,025 in fiscal 2010 compared with other income of $802 in fiscal 2009.

For fiscal 2010, our operating expenses consisted of $5,789,352, of which $19,540 was attributable to Korlea-TOT.  Operating expenses for fiscal 2010 related primarily to compensation expense ($4,717,677) in connection with issuances of stock and warrants pursuant to the Subscription Agreement.  Payroll expenses were $602,420, professional fees for legal, accounting, consulting and tax preparation were $115,933 and other general and administrative expenses were $333,782, consisting primarily of investor relations expenses ($83,535), travel expenses ($23,215), directors and officers insurance ($15,304), telephone expense ($11,799) and rent ($10,000).

For fiscal 2009, our operating expenses consisted of $10,378,126, of which $0 related to Korlea-TOT. Operating expenses in fiscal 2009 related primarily to compensation expense ($8,812,774) in connection with issuances of stock and warrants pursuant to the Subscription Agreement . Payroll expenses were $656,702, professional fees for legal, accounting, consulting and tax preparation were $316,857 and other general and administrative expenses were $591,793 consisting primarily of travel expenses ($118,321), rent ($101,341), investor relations expenses ($154,246), directors and officers insurance ($15,273) and telephone ($7,031).

The non-controlling interest in loss of consolidated subsidiary was $9,560 in fiscal 2010 and $0 in fiscal 2009.  The non-controlling interest relates to the 49% non-controlling interest in Korlea-TOT retained by our joint venture partner.

Liquidity and capital resources

At March 31, 2010, we had negative working capital of $638,279 and cash of $277,830.

Short term financing is provided primarily by TGR pursuant to the Subscription Agreement. For the fiscal year ended March 31, 2010, TGR was issued 16,186,515 shares of common stock of the Company and fully vested warrants to purchase 8,093,757 shares of common stock of the Company for $0.05 per share in exchange for funding of $323,730 provided during the twelve months ended March 31, 2010 under the terms of the Subscription Agreement. A compensation charge of $4,717,677 was recorded for the twelve months ended March 31, 2010 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

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

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  On April 28, 2010 the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company refunded $300,000 to Dune in exchange for return of the 3,000,000 shares of common stock previously issued.  For more information relating to the repurchase of Dune shares, see Note 13 – Subsequent Events, of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

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

Off-balance sheet arrangements

At March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In June 2009,  the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a Variable Interest Entity “VIE” based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. Adoption of this standard has not had, and is not expected in the future to have, a significant impact on our financial condition and results of operations.

In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting.   Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of this standard is not expected to have a significant impact on our financial condition and results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at March 31, 2010.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TOT Energy, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of TOT Energy, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TOT Energy, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and has a working capital deficit at March 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Daszkal Bolton LLP

Jupiter, Florida
July 13, 2010

TOT ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
ASSETS
Current assets
Cash	$277,830	$99,971
Deposits	8,000	6,000
Prepaid expenses and other assets	20,152	1,798
Total current assets	305,982	107,769

Fixed assets
Computers and equipment	12,319	11,162
Less: accumulated depreciation	(5,530)	(4,510)
Total fixed assets (net)	6,789	6,652

Assets of discontinued operations	-	2,931,074

Total assets	$312,771	$3,045,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,702	$592
Accrued expenses	920,559	463,377
Total current liabilities	944,261	463,969

Liabilities of discontinued operations	-	265,129

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 320,778,512 and 300,583,108 shares issued and outstanding)	320,778	300,583
Treasury stock, at cost; 3,250,000 shares	(2,341,640)	(62,500)
Paid in capital	24,671,186	19,940,319
Accumulated other comprehensive loss	9,972	(1,176,613)
Accumulated deficit	(23,319,787)	(16,722,953)
Noncontrolling interest	28,001	37,561
Total equity	(631,490)	2,316,397
Total liabilities and stockholders' equity	$312,771	$3,045,495

See accompanying notes

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended March 31, 2010	Twelve Months Ended March 31, 2009

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	5,789,352	10,378,126
Loss from operations	(5,789,352)	(10,378,126)

Non-operating expense
Other income (expense)	(171,025)	802
Loss before income tax provision	(5,960,377)	(10,377,324)
Income tax provision	-	-
Net loss from continuing operations	(5,960,377)	(10,377,324)
Net loss attributable to the noncontrolling interest	9,560	-
Net loss from discontinued operations	(646,017)	(1,799,816)
Net loss	(6,596,834)	(12,177,140)

Other comprehensive income
Foreign currency translation loss	(26,903)	(16,931)
Comprehensive loss	$(6,623,737)	$(12,194,071)

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.04)
Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.01)
Net loss per share - basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	309,714,392	236,191,569

See accompanying notes.

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS

	Preferred Stock		Common Stock		Treasury	Additional Paid in	Accumulated Other Comprehensive	Non-controlling	Accumulated	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Interest	Deficit	in Assets
Balance at March 31, 2008	-	-	214,507,773	214,508	(62,500)	5,115,356	-	-	(5,705,496)	(438,132)
Stock options granted	-	-	-	-	-	-	-	-	-	-
Stock options vested	-	-	-	-	-	31,296	-	-	-	31,296
Shares issued pursuant to TOT-SIBBNS joint venture	-	-	3,000,000	3,000	-	4,372,480	-	-	-	4,375,480
Shares issued for services pursuant to formation of Korlea-TOT	-	-	350,000	350	-	45,150	-	45,500	-	91,000
Shares and warrants to be issued pursuant to subscription agreement	-	-	82,725,335	82,725	-	10,376,037	-	-	-	10,458,762
Foreign currency exchange	-	-	-	-	-	-	(1,176,614)	(7,939)	-	(1,184,553)
Net loss	-	-	-	-	-	-	-	-	(11,017,457)	(11,017,457)

Balance March 31, 2009	-	-	300,583,108	300,583	(62,500)	19,940,319	(1,176,614)	37,561	(16,722,953)	2,316,397
Stock options vested	-	-	-	-	-	33,791	-	-	-	33,791
Shares and warrants to be issued pursuant to subscription agreement	-	-	16,186,515	16,187	-	5,025,221	-	-	-	5,041,407
Shares issued as executive compensation	-	-	508,889	508	-	62,880	-	-	-	63,388
Shares issued for advertising and promotion	-	-	500,000	500	-	49,503	-	-	-	50,003
Shares issued pursuant to purchase agreeement	-	-	3,000,000	3,000	-	297,000	-	-	-	300,000
Net loss from discontinued operations	-	-	-				-		(646,017)	(646,017)
Shares received, on disposal of TOT-SIBBNS Joint Venture	-	-	-	-	(2,279,140)	(737,526)	1,213,489	-	-	(1,803,177)
Foreign currency exchange	-	-	-	-	-	-	(26,903)	-	-	(26,903)
Net loss	-	-	-	-	-	-	-	(9,560)	(5,950,817)	(5,960,377)

Balance March 31, 2010	-	$-	$320,778,512	$320,778	$(2,341,640)	$24,671,187	$9,972	$28,001	$(23,319,787)	$(631,488)

See accompanying notes.

TOT ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(6,596,834)	$(12,177,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	646,017	1,799,816
Net loss attributable to noncontrolling interest	(9,560)
Depreciation	1,020	510
Amortization of accounting software license	-	1,197
Share Based Compensation	4,751,474	8,881,051

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	(18,354)	18,702
Deposits	(2,000)	(6,000)
Accounts payable	23,110	22,489
Accrued expenses	457,182	430,735
Total adjustments	5,848,889	11,148,500
Net cash used in operating activities of continuing operations	(747,945)	(1,028,640)

Cash flows from investing activities:
Purchase of equipment	(1,157)	(7,162)
Net cash used in investing activities of continuing operations	(1,157)	(7,162)

Cash flows from financing activities:
Contributed capital from equity investors	737,114	1,017,097
Contributed capital for Korlea-TOT joint venture	-	37,561
Increase in related party payables	-	47,128
Net cash provided by financing activities of continuing operations	737,114	1,101,787

Cash flows from discontinued operations
Net cash used in discontinued operations	216,751	(70,491)

Effect of exchange rate changes on cash	(26,903)	16,471

Net increase in cash	177,860	11,964

Cash at beginning of period	99,971	88,007
Cash at end of period	$277,831	$99,971

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party debt and accrued interest exchanged for equity	$-	$637,410
Common stock issued to form joint venture TOT-SIBBNS	$-	$4,375,480
Common stock received on disposal of TOT-SIBBNS joint venture	$2,279,140	$-
Common stock issued for services provided in formation of joint venture Korlea-TOT	$-	$45,500

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

Basis of Consolidation

The audited financial statements include the accounts of TOT Energy, Inc., the accounts of the Company’s 75% discontinued operations joint venture, TOT- SIBBNS, a limited liability company formed under the laws of Russia (also known as the Russian Federation) and the accounts of our 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

Effective March 31, 2010, the Company has deconsolidated the TOT-SIBBNS joint venture (see Note 12). Accordingly, the fiscal year to date activity for TOT-SIBBNS is reflected in the financial statements as discontinued operations. The assets and liabilities of TOT-SIBBNS have been separately classified in the March 31, 2009 balance sheet as assets and liabilities of discontinued operations.

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

Until March 31, 2010, TOT-SIBBNS provided exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owned and operated four oil-drilling rigs that generated the majority of the revenues of TOT-SIBBNS. TOT-SIBBNS used this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provided engineering services and well remediation services on a contract fee basis.

KORLEA-TOT is the Company’s 51%-owned joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of electricity in the Czech Republic. Korlea-TOT was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts. There has been no activity to date with this joint venture but we continue to look for opportunities to develop and implement a profitable plan with our partner, Korlea, which has expertise in energy trading.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At March 31, 2010 and March 31, 2009, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2010, and March 31, 2009, the United States bank balances did not exceed the FDIC limit. The Company also maintains bank balances in the Czech Republic and at March 31, 2010, the overseas bank balance was $84,009. At March 31, 2009, the overseas bank balance was $76,656. The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

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

Foreign Currency Transactions

The Company’s primary operations are conducted outside the United States and we use foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the period. Assets and liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. The Company does not engage in any currency hedging activities.

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

At March 31, 2010 and 2009, the Company had outstanding vested stock options to purchase 750,926 and 412,963 shares of common stock, respectively, and warrants to purchase 49,455,925 and 41,363,168 shares of common stock, respectively. These common stock equivalents have been excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

At March 31, 2010, the Company had 750,926 exercisable options to purchase common stock. The Company recorded a $33,791 compensation expense related to the vesting of options for the twelve months ended March 31, 2010. There were no new options issued during the twelve months ended March 31, 2010. At March 31, 2009, the Company had 412,963 exercisable options to purchase common stock. The Company recorded a $31,296 compensation expense for these options in fiscal 2009.

During fiscal 2010, the Company issued 16,186,515 shares of common stock and warrants to purchase 8,093,757 shares of common stock in exchange for $323,730 pursuant to the terms of its Subscription Agreement with TGR Energy, LLC (see Notes 8, 9 and 11).

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and borrowings under related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during fiscal 2010 and fiscal 2009.

Recent Accounting Pronouncements

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. Adoption of this standard is not expected to have a significant impact on our financial condition and results of operations.

In September 2009 the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of this standard is not expected to have a significant impact on our financial condition and results of operations.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had negative cash flows from continuing operating activities of $747,945 for the year ended March 31, 2010, and had negative working capital of $638,279 at March 31, 2010. The Company remains dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund its operations.

Management is continuing its plan to build a diversified portfolio of energy assets, including the development or acquisition of an alternative energy solar business concentrating on commercial solar installations and other energy saving/management offerings. Management believes that its current operating strategy will provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. SEGMENT INFORMATION

Until March 31, 2010, the Company’s sole reportable business segment was the energy services sector. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

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

NOTE 5. JOINT VENTURES

On July 18, 2008, the Company executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of the Company’s common stock. The assets were appraised at more than $6 million at the time of contribution and the Company was obligated to issue an additional 2,000,000 shares to the JV Partner if TOT SIBBNS achieved $10,000,000 in cumulative revenues. If on the third anniversary of the joint venture agreement, the Company’s stock price is not at least $1.00 per share, the Company will have the option of making an additional payment to the JV Partner or returning the Company’s interest in the joint venture to the JV Partner.

On or about January 27, 2010, the Company determined to unwind the TOT-SIBBNS joint venture. The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.

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

NOTE 6. BUILDING, MACHINERY AND EQUIPMENT

Building, machinery and equipment consisted of the following at March 31, 2010 and 2009:

	2010	2009
	-
Computers and Equipment	$12,319	$11,162
Less accumulated depreciation	(5,530)	(4,510)
	$6,789	$6,652

Depreciation expense for continuing operations was $1,020 and $510 for fiscal 2010 and fiscal 2009, respectively.  Total depreciation expense for continuing and discontinued operations was $554,327 and $304,452 for fiscal 2010 and fiscal 2009, respectively (See Note 12).

NOTE 7. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At March 31, 2010 and March 31, 2009, accrued expenses consisted of the following:

	March 31, 2010	March 31, 2009
Professional Fees	$31,468	$39,968
Accrued wages	723,428	423,409
Other accrued expenses	165,663	-
	$920,559	$463,377

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

On August 7, 2008, the Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “ Subscription Agreement”) with TGR Energy, LLC (“TGR”), wherein TGR committed to invest up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. On January 12, 2010, TGR agreed to increase the Investment Amount from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

On August 13, 2008, the Board of Directors approved (i) the issuance of fully vested options to purchase 100,000 shares of common stock to Curtis Wolfe for his services as a board member of the Company and (ii) the issuance of options to purchase 1,000,000 shares of common stock to Jonathan New for his services as Chief Financial Officer. Mr. Wolfe abstained from discussion of his option grants. Mr. New’s stock options vest ratably over three years. Both sets of options have a life of 7 years from the date of grant and a strike price of $0.25 per share. Utilizing a Black-Scholes valuation model, at September 30, 2008, the Company recorded compensation expense of $0.10 per share or $10,000 for options granted to Mr. Wolfe and $4,444 for vested options of Mr. New. For the year ended March 31, 2009, the Company recorded compensation expense of $0.10 per share or $21,296 for vested options of Mr. New.

On August 25, 2008, in consideration for activities that resulted in the successful joint venture with Korlea-TOT, the Company issued 350,000 shares of restricted TOT-Energy, Inc. common stock to Kaplan Capital, LLC. The stock provided for services was valued based on the market price per share on date of issuance ($0.13 per share) and the Company recorded compensation expense of $45,500.

On November 1, 2008, the Company entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus was appointed TOT Energy’s exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement is to automatically continue on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Agreement included a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, the Company granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of the Company's common stock at ten cents ($.10) per share. The warrants were valued at $149,998 and were to be amortized over the seven-month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus. The Company has not yet paid a cash fee or provided the abovementioned warrants to Olympus due to the failure by Olympus to provide meaningful investment banking services until world financial markets stabilized and, more recently, due to the unwind of the TOT-SIBBNS joint venture. The Company has amortized the warrant charge of $149,999 during fiscal 2010 and accrued this amount in the financial statements.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  See Note 13 for additional information relating to the subsequent unwind of this transaction.

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

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of common stock of the Company and fully vested warrants to purchase 8,093,757 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.  A compensation charge of $4,717,677 was recorded for the fiscal year ended March 31, 2010. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

At March 31, 2010, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 750,926 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 5.69 years. The Company also had warrants to purchase 49,455,925 shares of common stock outstanding at March 31, 2009 with a strike price of $0.05 per share and a remaining contractual term of 3.55 years pursuant to the Subscription Agreement.

NOTE 9. STOCK OPTIONS AND STOCK GRANTS

For fiscal 2010, there were no new options issued.  A compensation charge of 33,791 was recorded based on the vesting of previously issued options.

During fiscal 2010, the Company issued 508,889 shares of restricted stock to employees in lieu of cash compensation.  The Company recorded a charge of $63,388, based on the fair value of the shares issued.

Additionally, the Company issued 500,000 shares of the Company’s restricted common stock to American Speed Factory in exchange for an agreement to promote and advertise TOT-Energy in the Ferrari Challenge Racing Series.  The Company recorded a $50,000 promotion expense in Fiscal 2010 to reflect the services provided in exchange for common shares.

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

ITEM	2010		2009
Charge to income (compensation expense)	$33,791		$31,296
Volatility	na	%	323%
Stock price	$ na		$0.12
Strike Price	$ na		$0.25
Option life	na		7 years
Risk free rate	na	%	3.5%
Vesting	na		Options to purchase 100,000 shares are vested 100% at grant date. Options to purchase 1,000,000 shares vest monthly over 3 years

NOTE 10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes.  At March 31, 2010 and 2009, the Company had cumulative federal net operating loss carry forwards (NOL) of approximately $5.5 million and $5.5 million, respectively.  Of these amounts, $0 and approximately $640,000 relates to our Russian subsidiary, TOT-SIBBNS for fiscal 2010 and 2009 respectively.  The Company estimates that 24% is the proper tax rate for the Russian foreign loss and we estimate this loss will expire in 10 years (2019).  The Company has determined that the net operating loss may not be realized and a valuation allowance has been recorded for the full amount of the tax loss carryforward.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss and credit carry forwards will be limited. The tax loss carryforward amounts begin to expire in December 2025.

The net provision (benefit) for income taxes consisted of the following at March 31, 2010 and 2009:

	2010	2009
Current Federal income taxes	$-	$-
Deferred income tax benefit
Domestic	(2,136,513)	(494,976)
Foreign	(155,044)	(153,632)
Valuation allowance	2,291,557	648,608
Total income tax provision	$-	$-

Significant components of the Company's deferred tax assets at March 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carry forwards	$5,050,165	$2,758,608
Accrued compensation and other	664,134	509,090
	5,714,299	3,267,698
Valuation allowance for deferred tax assets	(5,714,299)	(3,267,698)
Net deferred tax asset	$-	$-

Reconciliation between actual income taxes and amounts at March 31, 2010 and 2009 computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

	2010	2009
U. S. Federal statutory rate on loss before income taxes	34.0%	34.0%
Benefit of lower foreign tax rates	0.0%	-3.0%
State income tax, net of federal tax benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-34.6%
Total income tax provision	0.0%	0.0%

The Company has been delinquent in the filing its federal tax returns for several years. However, since the Company did not record profits, it owes no tax, but may be subject to certain fines and penalties.

NOTE 11. RELATED PARTY TRANSACTIONS

On August 7, 2008, the Company and TGR, which held 94% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement. On January 12, 2010, TGR agreed to increase the Investment Amount from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

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

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of common stock of the Company and fully vested warrants to purchase 8,093,757 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.  A compensation charge of $4,717,677 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

NOTE 12.  DISCONTINUED OPERATIONS

Effective March 31, 2010, the Company entered into a Joint Venture Dissolution Agreement, which dissolved the TOT-SIBBNS joint venture.  The Company received the 3,000,000 shares of common stock issued in 2008 in connection with the establishment of the joint venture and the assets of the joint venture were returned to the noncontrolling interest holder (JV Partner).  The following summarizes results from discontinued operations:

	Year ended	Year ended
	March 31, 2010	March 31, 2009

Revenues	$-	$-
Cost of Sales	-	-
Operating Expenses	942,044	852,927
Other (Income) Expenses	(80,688)	584
Impairment on assets held for disposal	-	-
Net loss from discontinued operations	(646,017)	(1,799,816)

Assets and liabilities of discontinued operations at March 31, 2009 consisted of the following:

ASSETS
Current Assets
Inventory of raw materials	31,174
Prepaid expenses and other assets	422
Total current assets	31,596

Fixed assets
Building	160,649
Machinery & Equipment	3,042,771
Less: accumulated depreciation	(303,942)
Total fixed assets	2,899,478
Total Assets	$2,931,074

LIABILITIES
Current Liabilities
Accounts Payable	37,088
Accrued other expenses	228,041
Total liabilities	$265,129

NOTE 13. SUBSEQUENT EVENTS

Rescission of Dune Stock Purchase Agreement

On April 28, 2010,  the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000.  The redeemed shares will be accounted for as treasury stock.

During the period between April 1, 2010 and July 13, 2010, TGR advanced the Company $200,746.

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

As of March 31, 2010, as a result of the unwind of our TOT-SIBBNS joint venture, we have ceased operations in the oil and gas exploratory drilling business and continue to focus on the development and/or acquisition of a business in the alternative energy field.  Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed below. Accordingly, management cannot provide reasonable assurance of achieving the desired control objectives. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our overseas operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company. We expect this process to continue through 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010.  Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010.

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

Control Environment

•
Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of March 31, 2010. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management is in the process of enhancing existing policies and procedures and preparing formal written documentation as appropriate.

•
Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of March 31, 2010. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions. Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis. The Company has attempted to mitigate certain of these risks by enhancing management’s oversight of various procedures for initiating, authorizing, and recording of various transactions and establishing more formal and rigorous written guidelines, policies and procedures. However, additional measures and personnel are required.

•
Board of Directors and Audit Committee:  We did not have a functioning audit committee as of March 31, 2010 due to the lack of a sufficient number of independent members on our board of directors and that no member qualifies as a “financial expert” as defined by regulations of the SEC. Our entire board of directors acted in place of an audit committee. However, since we do not have a financial expert on our board, the oversight and monitoring of internal controls and procedures are not effective.

Control Activities

•
Testing of Internal Controls: We have identified deficiencies in our testing of internal controls within our key business processes, particularly with respect to our overseas operations, which were terminated effective March 31, 2010. This was primarily due to insufficient financial and personnel resources during fiscal 2010.  Management believes there are control procedures that are effective in design and implementation within our key business processes. However, certain of these processes were not formally tested or adequately documented.

Information and Communication

•
Timeliness and Adequacy of Financial Reporting Disclosures: Our Chief Executive Officer and our Chief Financial Officer concluded that the Company's controls were not effective as of March 31, 2010 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of the limited financial personnel, information technology infrastructure and other resources. However, management believes that given the size and scope of the Company’s business that all material information was communicated to management within a time-frame that was adequate for management to make informed business and reporting decisions.

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

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Other than as described above, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names, ages and offices held of all of the Company’s directors and executive officers are set forth in the table below:

Name	Age	Position	Year Appointed
Mike Zoi	43	CEO, Director	2007
Curtis Wolfe	46	Secretary, Director	2007
Stuart Murdoch	43	Director	2008
Jonathan New	50	Chief Financial Officer	2008

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Mr. Zoi has been the CEO and a Director of the Company since 2007. Mr. Zoi has also been a director and president of Ener1 Group since 2001, a privately held investment firm he co-founded in 2001. Mr. Zoi indirectly holds a minority interest in Ener1 Group. Ener1 Group owns approximately 52% of Ener1, Inc., a public company engaged primarily in the business of designing, developing and manufacturing high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage. Mr. Zoi served as a Director of Ener1, Inc. (NASDAQ: HEV) from February 2002 to August 2008 and a vice president from February 2007 to August 2008. Since 2007, Mr. Zoi has been the managing member of TGR Energy LLC, a Florida investment company, which owns approximately 94% of the Company. Mr. Zoi is responsible for strategy and directly manages all senior executives of the Company. Mr. Zoi also directs all merger and acquisition activities of the Company. His expertise includes strategic development, branding, corporate alliances, corporate websites and investor relations. Earlier in his career, Mr. Zoi worked in various capacities relating to international finance and business development.

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

Committees of the board of directors

In December 2004, our board of directors established a Nominating and Compensation Committee and an Audit Committee.  Currently, there are no members of these committees, which did not meet during fiscal 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our Company, the following officers and directors and holders of more than 10% of our common stock did not timely filed the statement of changes in beneficial ownership on Form 4 or the statement of beneficial ownership on Form 3 pursuant to Section 16(a) during fiscal 2010 as follows:

NONE.

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

Item 11. Executive Compensation

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for fiscal 2010 to our Chief Executive Officer and President and our other executive officers who earn more than $100,000 annually in salary and bonus. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)

Mike Zoi,	2010	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2009	$59,391	$-	$-	$-	$-	$59,391
Jonathan New,	2010	$91,000	$19,500	$$60,000	$-	$-	$170,500
Chief Financial Officer	2009	$140,000	$20,426	$-	$21,296	$-	$181,722
Curtis Wolfe, Executive Vice President,	2010	$-	$-	$-	$-	$2,500	$2,500
General Counsel (Resigned 09/30/08)	2009	$-	$-	$-	$10,000	$60,500	$70,500

Mike Zoi became Chief Executive Officer on December 17, 2008 effective with his purchase of member interests in Splinex, LLC.  For fiscal 2010 and 2009, Mr. Zoi was entitled to receive a salary of $350,000, the majority of which has been deferred at Mr. Zoi’s election. Mr. Zoi’s salary deferral is payable on demand and does not accrue interest.

Jonathan New joined us on March 10, 2008.  Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  Additionally, Mr. New was granted 250,000 shares of fully vested common stock at March 31, 2010.  A compensation charge of $60,000 was recorded during fiscal 2010 for the 475,000 shares granted during the fiscal year reflecting the then current market value per share on the first trading day after the dates of grant as detailed below:

Date	Number of Shares	Compensation Expense	Market Value Per Share
06/03/09	25,000	$2,500	$0.10
09/30/09	200,000	$20,000	$0.10
03/31/10	250,000	$37,500	$0.15

 Mr. New also participates in the Company’s equity incentive compensation plan.

Curtis Wolfe serves as Secretary and a Director of the Company.  Mr. Wolfe served as Executive Vice President and General Counsel of the Company from December 17, 2007 to September 30, 2008. For fiscal 2009, Mr. Wolfe received an aggregate of $60,500 for legal services provided to the Company and this amount was expensed to legal fees in the combined statement of operations. For fiscal 2010, Mr. Wolfe received $2,500 for legal services provided to the Company and this amount was expensed to legal fees in the consolidated statement of operations.  Mr. Wolfe also participates in the Company’s equity incentive compensation plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stuart Murdoch	100,000	-	-	$0.25	February 7, 2013
Curtis Wolfe	100,000	-	-	$0.25	July 8, 2015
Jonathan New	550,926	449,074	449,074	$0.25	July 8, 2015

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

2010 DIRECTOR COMPENSATION

No compensation was granted to board members during fiscal 2010.

Employment Agreements

None.  See Executive Compensation above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of March 31, 2010 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our Chief Executive Officer, our named executive officers, and our directors and named executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of March 31, 2010 there were 320,778,512 shares of common stock outstanding.  We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o TOT Energy, Inc., 12100 NE 16th  Avenue, Suite 210, North Miami, FL  33161.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial owner (number of common shares)	Percent of Class
Mike Zoi (1)	349,637,278	94.2%
Stuart Murdoch (2)	100,000	*
Curtis Wolfe (3)	100,000	*
Jonathan New (4)	775,926	*
Directors and named executive officers as a group	350,613,204	94.5%

* Less than one percent (1%)

(1)	Includes 300,175,599 shares of common stock and warrants to purchase 49,455,925 shares of common stock that are held by TGR over which Mr. Zoi has dispositive and voting power
(2)	Reflects shares underlying the grant of stock options expiring on February 5, 2013 and a strike price of $0.25 per share.
(3)	Reflects shares underlying the grant of stock options expiring on August 12, 2013 and a strike price of $0.25 per share.
(4)
Reflects shares underlying stock options that are currently exercisable.  Stock options to purchase 1,000,000 shares of common stock were granted on August 13, 2008 and vest ratably over 36 months from the date of grant.  These options expire on August 13, 2013 and have a strike price of $0.25.  Also includes restricted stock grants totaling 475,000 shares made during fiscal 2010.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- aver age exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,200,000	$0.25	3,975,000

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

On August 7, 2008, the Company and TGR, which held 94% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement. On January 12, 2010, TGR agreed to increase the Investment Amount from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

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

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of common stock of the Company and fully vested warrants to purchase 8,093,757 shares of common stock of the Company at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.  A compensation charge of $4,717,677 was recorded for the fiscal year ended March 31, 2009. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

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

Board meetings and committees; annual meeting attendance

During fiscal 2010, the board held seven meetings by telephonic conference or unanimous written consent in lieu of a meeting. During fiscal 2010, Stuart Murdoch attended less then 75% of the telephonic board meetings.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees.    The aggregate fees, including expenses, billed by our current principal accountants in connection with the audit of our annual financial statements and review of regulatory filings including the financial statements included in our Annual and Quarterly Reports on Forms 10-K and 10-Q during fiscal 2010 and fiscal 2009 were $51,500 and $113,063, respectively.

Audit Related Fees.  The aggregate fees, including expenses, billed by our current principal accountants for services reasonably related to the performance of the audit or review of financial statements not reported under “Audit Fees” above for the years ended March 31, 2010 and fiscal 2009 were $13,750 and $0.

Tax Fees.  The aggregate fees, including expenses, billed by our former and current principal accountants for services rendered for tax compliance, tax advice, and tax planning during the fiscal years ended March 31, 2010 and fiscal 2009 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other services rendered to us by our current principal accountants during the fiscal years ended March 31, 2010 and 2009 were $0.

Audit Committee Pre-Approval Policy

Our Audit Committee’s responsibilities (which in our case is the full Board of Directors) include selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by our independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee's approval. All fees paid to the independent auditors in fiscal 2010 and 2009 were pre-approved by the Audit Committee   (which in our case is the full Board of Directors), and therefore no services were approved after the services were rendered ..

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

10.25*	Joint Venture Dissolution Agreement dated March 31, 2010 between TOT Energy, Inc and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad.

10.26*	Stock Repurchase Agreement dated April 28, 2010 between TOT Energy, Inc., TGR Energy, LLC and Dune Capital Group LLC.

14	Code of Ethics, incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOT Energy, Inc.

July 13, 2010	by: /S/ Mike Zoi
Mike Zoi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

July 13, 2010	/S/ Mike Zoi
Mike Zoi
President, Chief Executive Officer and Director
(Principal Executive Officer)

July 13, 2010	/S/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

July 13, 2010
Stuart Murdoch
Director

July 13, 2010	/S/ Curtis Wolfe
Curtis Wolfe
Director