Form 10-Q
period 2010-06-30
TOT Energy
filed 2010-08-10
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 000-51108

TOT Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware

20-0715816
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

12100 NE 16th  Ave.
Suite 210
Miami, FL 33161
(Address of principal executive offices)

(305) 891-2288
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (not required) ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒   No  ☐

The number of outstanding shares of common stock, $.001 par value, of the registrant as of August 5, 2010 was 330,815,827.

TOT ENERGY, INC.
Form 10-Q
For the Quarter Ended June 30, 2010
INDEX

		Page
		No.
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS – AS OF JUNE 30, 2010 AND MARCH 31, 2010	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2010 and 2009	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED JUNE 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 4T.	Controls and Procedures	15

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities	15

Item 6.	Exhibits	16

	Signatures	19

	References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “TOT Energy” refers to TOT Energy, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
ASSETS
Current assets
Cash	$80,358	$277,830
Deposits	8,000	8,000
Prepaid expenses and other assets	1,000	20,152
Total current assets	89,358	305,982

Fixed assets
Machinery and equipment	12,319	12,319
Less: accumulated depreciation	(5,785)	(5,530)
Total fixed assets (net)	6,534	6,789

Total assets	$95,892	$312,771

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$39,316	$23,702
Accrued expenses	1,021,691	920,559
Total current liabilities	1,061,007	944,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 330,815,827 and 320,778,512 shares issued and outstanding)	330,815	320,778
Treasury stock, at cost; 6,250,000 and 3,250,000 shares	(2,641,640)	(2,341,640)
Paid in capital	26,024,658	24,671,186
Accumulated other comprehensive loss	1,230	9,972
Accumulated deficit	(24,708,150)	(23,319,787)
Noncontrolling interest	27,972	28,001
Total deficit	(965,115)	(631,490)
Total liabilities and stockholders' deficit	$95,892	$312,771

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	1,388,333	1,588,579
Loss from operations	(1,388,333)	(1,588,579)

Non-operating expense
Other income (expense)	-	-
Loss before income tax provision	(1,388,333)	(1,588,579)
Income tax provision	-	-
Net Loss from continuing operations	(1,388,333)	(1,588,579)
Net loss attributable to the noncontrolling interest	29	14
Net loss from discontinued operations	-	(37,274)
Net loss	(1,388,304)	(1,625,839)

Other comprehensive income
Foreign currency translation loss	(8,742)	(7,411)
Comprehensive loss	$(1,397,046)	$(1,633,250)

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.01)
Net loss per share from discontinued operations - basic and diluted	$-	$-
Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	320,890,038	300,822,957

See accompanying notes.

TOT ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(1,388,304)	$(1,625,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	256	255
Decrease in noncontrolling interests	(29)	(14)
Share based compensation	1,162,762	1,337,360
Loss from discontinued operations	-	37,274

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	19,152	(14,037)
Deposits	-	(2,000)
Accounts payable	15,614	4,086
Accrued expenses	101,073	160,865
Total adjustments	1,298,828	1,523,789
Net cash used in operating activities of continuing operations	(89,476)	(102,050)

Net cash from investing activities of continuing operations	-	-

Cash flows from financing activities:
Repurchase of common stock	(300,000)	-
Contributed capital from equity investors	200,746	81,554
Net cash (used in) provided by financing activities of continuing operations	(99,254)	81,554

Cash Flows from discontinued operations
Net cash used in discontinued operations	-	(11,875)

Effect of exchange rate changes on cash	(8,742)	21,353
Net (decrease) increase in cash	(197,472)	(11,018)

Cash at beginning of period	277,830	99,971
Cash at end of period	$80,358	$88,953

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued pursuant to subscription agreement	$1,345,045	$1,264,087

See accompanying notes.

TOT ENERGY, INC.

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

In January 2010, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities in the alternative energy business.  The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010. Operations of TOT-SIBBNS are included in the Company’s consolidated financial statements until March 31, 2010 as discontinued operations, but are not included in the consolidated financial statements subsequent to March 31, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2010. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any particular quarterly period or the year ending March 31, 2011. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Basis of Consolidation

The interim financial statements include the accounts of TOT Energy, Inc. and the accounts of our 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

Business Activity

TOT Energy, Inc. is working to acquire a portfolio of energy related assets. To this end, from time to time, the Company may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world.   Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.  Although we are not currently engaged in operating activities, we intend to develop or acquire an alternative energy solar business concentrating on commercial solar installations and other energy saving/management offerings.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At June 30, 2010 and March 31, 2010, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $250,000.  At June 30, 2010 and March 31, 2010, our balances did not exceed the FDIC limit.

The Company also maintains a bank account in Czech Republic and at June 30, 2010 and March 31, 2010, the balances were $75,208 and $84,009, respectively.  The Czech Republic bank balances are not insured and there is risk of loss in the event the bank should fail.

Foreign Currency Transactions

The Company’s primary operations were formerly conducted outside the United States and we used foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the three-month period. Assets and liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. The Company does not engage in any currency hedging activities.

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

The Company did not issue any new options for the three months ended June 30, 2010, but recorded a compensation expense of $8,426 for previously granted options that vested during the period.  During the quarter ended June 30, 2010, the Company issued 10,037,315 shares of common stock and warrants to purchase 5,019,157 shares of common stock in exchange for $200,746 pursuant to the terms of its Subscription Agreement with TGR Energy, LLC (see Notes 6 and 7).  In addition, during the quarter ended June 30, 2010, the Company repurchased 3,000,000 shares of common stock from an unrelated third party in exchange for $300,000 (see Note 6).

At June 30, 2010, the Company had outstanding vested stock options to purchase 835,185 shares of common stock and warrants to purchase 54,475,082 shares of common stock.  For the three months ended June 30, 2010, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company was in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Since the unwind of the TOT-SIBBNS joint venture effective March 31, 2010, the Company has had no operations and may again be considered a development stage company. The Company intends to focus on developing or acquiring an alternative energy solar business concentrating on commercial solar installations.  Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence, of which there can be no assurance.

The Company is dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund its operations. On August 7, 2008, the Board of Directors of the Company approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.  In January 2009, the Company and TGR amended the Subscription Agreement to increase the Investment Amount to $4,000,000.

The Company’s independent auditors’ report on the Company’s financial statements for the year ended March 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

The Company’s sole reportable business segment was the oil and gas service sector until the Company decided to unwind the TOT-SIBBNS joint venture effective March 31, 2010. The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4.  JOINT VENTURES

On July 18, 2008, the Company executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of the Company’s common stock. The assets were appraised at more than $6 million at the time of contribution and the Company was obligated to issue an additional 2,000,000 shares to the JV Partner if TOT SIBBNS achieved $10,000,000 in cumulative revenues. If on the third anniversary of the joint venture agreement, the Company’s stock price is not at least $1.00 per share, the Company had the option of making an additional payment to the JV Partner or returning the Company’s interest in the joint venture to the JV Partner.

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

The Company formed a joint venture, Korlea-TOT Energy s.r.o., in July 2008 with its Czech Republic partner Korlea Invest. The Company invested $56,000 to provide the 51% of share capital that the Company owns for this limited liability company in the Czech Republic. The Company financed this investment through a related party note with Kazo, LLC. Korlea-TOT Energy s.r.o. was expected to engage in marketing and trading of oil and natural gas in Eastern Europe. The Company issued Alexander Kaplan 350,000 newly issued shares of Company stock for his assistance in completing this transaction.  To date, the joint venture has no activity.

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At June 30, 2010 and March 31, 2010, accrued expenses consisted of the following:

	June 30, 2010	March 31, 2010
Accrued professional fees	33,068	31,468
Accrued payroll	838,625	723,428
Other accrued expenses	149,998	165,663
	$1,021,691	$920,559

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

For the quarter ended June 30, 2010, TGR was issued 10,037,315 shares of common stock of the Company and fully vested warrants to purchase 5,019,157 shares of common stock of the Company for $0.05 per share in exchange for funding of $200,746 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,154,336 was recorded for the quarter ended June 30, 2010 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

For the quarter ended June 30, 2010, the Company recorded compensation expense of $0.10 per share or $8,426 for options of Mr. New issued on August 13, 2008 that vested during the quarter ended June 30, 2010.

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to $91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $10,000 was recorded for the quarter ended September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.  At March 31, 2010, the Company provided Mr. New with 250,000 shares of fully vested common stock for services provided to the company under a salary reduction.  A compensation charge of $37,500 was recorded for the quarter ended March 31, 2010, which reflects the market value per share ($0.15) on the first trading day after the date of grant.

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

On November 1, 2008, the Company entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus was appointed TOT Energy’s exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement is to automatically continue on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Agreement included a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, the Company granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of the Company's common stock at ten cents ($0.10) per share. The warrants were valued at $149,998 and were to be amortized over the seven-month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus. The Company has not yet paid a cash fee or provided the abovementioned warrants to Olympus due to the failure by Olympus to provide meaningful investment banking services until world financial markets stabilized and, more recently, due to the unwind of the TOT-SIBBNS joint venture. The Company has amortized the warrant charge of $149,999 during fiscal 2010 and accrued this amount in the financial statements.

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

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  On April 28, 2010, the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000.  The redeemed shares were accounted for as treasury stock.

At June 30, 2010, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 835,185 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.74 years. The Company also had warrants to purchase 54,475,082 shares of common stock outstanding at June 30, 2010 with a strike price of $0.05 per share and a remaining average contractual term of 3.75 years.

NOTE 7. RELATED PARTY TRANSACTIONS

On August 7, 2008, the Company and TGR, which held 97% of the Company’s outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $4,000,000 (the “Investment Amount”) in exchange for up to 200,000,000 shares of the Company’s common stock and warrants to purchase up to 100,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investment in the company on terms no less favorable than those contained in the Subscription Agreement.  See Note 6 – Stockholders ’ Equity, for more information relating to equity securities issued to TGR Energy, LLC under the terms of the Subscription Agreement.

NOTE 8.  DISCONTINUED OPERATIONS

Effective March 31, 2010, the Company entered into a Joint Venture Dissolution Agreement, which dissolved the TOT-SIBBNS joint venture.  The Company received the 3,000,000 shares of common stock issued in 2008 in connection with the establishment of the joint venture and the assets of the joint venture were returned to the non-controlling interest holder (JV Partner).  For comparative purposes, the discontinued operations results are taken out of operations and detailed as discontinued operations in the Consolidated Condensed Balance Sheets and Income Statements as of March 31, 2010.  The following table provides additional details on the results from discontinued operations for the quarter ended June 30, 2009. There was no effect on results for the quarter ended June 30, 2010 as the unwind was consummated as of March 31, 2010.

Quarter ended
June 30, 2009

Revenues	$-
Cost of Sales	-
Operating Expenses	(337,900)
Other (Income) Expenses	(55)
Foreign currency gain	300,681
Net loss from discontinued operations	(37,274)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward -looking statements. These statements relate to our expectations, hopes, beliefs, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our products and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting the alternative energy business and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; weather; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the market acceptance of alternative energy products and services.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, although we will continue to comply with our obligations under the securities laws.

The following discussion should be read in conjunction with our audited financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Commission and the consolidated interim financial statements and related notes included in this Report.

General

We are working to build a diversified portfolio of renewable energy assets.   To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with energy companies located around the world. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders. Since the unwind of the TOT-SIBBNS joint venture effective March 31, 2010, the Company has had no operations. The Company intends to focus on developing or acquiring an alternative energy business concentrating on commercial solar installations.  Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence, of which there can be no assurance.

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

At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS. We are obligated to issue to Bogorad 2,000,000 additional shares of common stock upon TOT-SIBBNS obtaining $10,000,000 in gross revenue during the three-year period following the closing. If TOT-SIBBNS achieves this gross revenue target and Bogorad continues to hold the shares issued pursuant to the JV Agreement on the third anniversary of the closing and the stock price is less than $1.00 per share, then we, in our sole discretion, must either make an additional payment in cash or additional shares of stock to Bogorad in an amount equal to the difference in the value per share and $1.00 multiplied by the total number of shares held by Bogorad, or, if we decline to make such payment, Bogorad may require us to return our interest in TOT-SIBBNS in exchange for a payment to us of the fair market value of any assets acquired directly by TOT-SIBBNS (other than the assets initially contributed to the Joint Venture by Bogorad pursuant to the JV Agreement) and 75% of the retained earnings, accounts receivable and cash of TOT-SIBBNS. Bogorad acted as the manager of TOT-SIBBNS although we had the ability to appoint a majority of the Board of Directors of TOT-SIBBNS.

TOT-SIBBNS provided exploration services to oil exploration and production companies located in and around Novosibirsk, Russia. TOT-SIBBNS owned and operated four oil-drilling rigs that have generated the majority of the revenues of TOT-SIBBNS prior to March 31, 2010. TOT-SIBBNS used this equipment for drilling exploratory wells for fees. In addition, TOT-SIBBNS provided engineering services and well remediation services on a contract fee basis.

On or about January 27, 2010, the Company determined to unwind the TOT-SIBBNS joint venture.  The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture was accounted for using the guidance provided in ASC 845 (previously APB 29). In this regard, the unwind will be accounted for as a spin-off, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.  For more information relating to the unwind of the TOT-SIBBNS joint venture, see Note 4 – Joint Ventures, of the Notes to Condensed Financial Statements, which information is incorporated herein by reference.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The new joint venture, Korlea-TOT, established as of July 17, 2008, is expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture.

Short term financing is provided by TGR Energy, LLC (“TGR”), an entity controlled by our president, as we require additional working capital, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR has agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of common stock and warrants to purchase up to 50,000,000 shares of common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in our operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investment on terms no less favorable than those contained in the Subscription Agreement.  On January 12, 2010, TGR agreed to increase its funding commitment from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of the Company’s common stock and warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

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

For the quarter ended June 30, 2010, TGR was issued 10,037,315 shares of common stock of the Company and fully vested warrants to purchase 5,019,157 shares of common stock of the Company for $0.05 per share in exchange for funding of $200,746 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $1,154,336 was recorded for the quarter ended June 30, 2010 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

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

Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $10,000 was recorded for the quarter ended September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.  At March 31, 2010, the Company provided Mr. New with 250,000 shares of fully vested common stock for services provided to the company under a salary reduction.  A compensation charge of $37,500 was recorded for the quarter ended March 31, 2010, which reflects the market value per share ($0.15) on the first trading day after the date of grant.

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

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  On April 28, 2010, the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000.  The redeemed shares were accounted for as treasury stock.

At June 30, 2010, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 835,185 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.74 years. The Company also had warrants to purchase 54,475,082 shares of common stock outstanding at December 31, 2009 with a strike price of $0.05 per share and a remaining average contractual term of 3.75 years.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and that we have recently commenced operations and, until the second quarter of 2008, have earned minimal revenues, as well as the termination of TOT-SIBBNS first contract and the decision to unwind the TOT-SIBBNS joint venture. Since the unwind of the TOT-SIBBNS joint venture effective March 31, 2010, the Company has had no operations. The Company intends to focus on developing or acquiring an alternative energy business concentrating on commercial solar installations.  Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence, of which there can be no assurance. We are dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern.   The Company intends to develop or acquire a downstream solar business that will provide complete solar solutions (design, installation, maintenance and finance) to commercial customers.  This is intended to be accomplished through acquisitions and hiring of key personnel.  We expect to utilize existing commercial real estate industry relationships of our management to generate opportunities for solar installation proposals in the United States.   Management believes that our current operating plans to develop or acquire a downstream solar business, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Results of Operations for the Three-Month Periods Ended June 30, 2010 and 2009

We reported a net loss of  $1,388,304 or $(0.00) per share for the three months ended June 30, 2010, compared to a net loss of $1,625,839 or $(0.01) per share for the quarter ended June 30, 2009. Weighted average shares outstanding were 320,890,038 and 300,822,957 for the quarters ended June 30, 2010 and 2009, respectively.

The net loss for the three month period ended June 30, 2010 was negatively impacted by the non-cash compensation expense of $1,162,762 related primarily to shares and warrants issued pursuant to the Subscription Agreement with TGR. The non-cash compensation expense for the three months ended June 30, 2009 was $1,264,087.

General and administrative expenses for the three months ended June 30, 2010 were $1,388,333 of which $1,162,762 was attributable to non-cash compensation expenses as compared to general and administrative expenses for the three months ended June 30, 2009 of $1,588,579 that includes non-cash compensation expenses of $1,264,087.

Primarily due to a reduction in investor relations expenses of $71,285, the remaining general and administrative expenses of $225,571 for the three months ended June 30, 2010 were slightly lower than the general and administrative expenses (excluding non-cash compensation) of $251,254 for the three months ended June 30, 2009.  The savings in investor relations was partially offset by higher professional fees.

During the three months ended June 30, 2010, we obtained funding of an aggregate of $200,746 under the Subscription Agreement with TGR and recognized a non-cash compensation expense of $1,154,336. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement, which amounted to a compensation expense of $702,612. Additionally, the warrants to purchase 5,019,157 shares of common stock issued in connection with these fundings resulted in a corresponding compensation expense of $451,724 based on a Black-Scholes valuation model.

The non-controlling interest relating to the Korlea-TOT joint venture was $29 for the three months ended June 30, 2010 as compared with $14 for the three months ended June 30, 2009. The joint venture non-controlling interest reflects the joint venture partner’s ownership of the joint venture.

Liquidity and capital resources

At June 30, 2010, we had an accumulated deficit of $24,708,150 and cash of $80,358. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $4,000,000 to fund short term working capital requirements in exchange for up to 200,000,000 shares of our common stock and warrants to purchase up to 100,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At June 30, 2010, the remaining investment obligation was $1,821,017.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  On April 28, 2010, the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000.  The redeemed shares were accounted for as treasury stock.

Off-balance sheet arrangements

At June 30, 2010, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

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

As of March 31, 2010, we have discontinued operations and unwound the TOT-SIBBINS joint venture. Accordingly, during the quarter ended June 30 2010, we have not engaged in an operating business, but continue to focus our resources on the development or acquisition of an alternative energy solar business concentrating on commercial solar installations. Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our annual report on Form 10-K previously filed with the SEC. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through at least the fiscal year 2011.

During the quarter ended June 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except that we have unwound the TOT-SIBBINS joint venture and therefore certain former material weaknesses in our internal control over financial reporting primarily affecting overseas operations are no longer relevant.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

For the quarter ended June 30, 2010, TGR was issued 10,037,315 shares of common stock of the Company and fully vested warrants to purchase 5,019,157 shares of common stock of the Company for $0.05 per share in exchange for funding of $200,794 provided during the quarter under the terms of the Subscription Agreement.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of TOT Energy, Inc. held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, the Company received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of common stock of the Company to Dune on January 12, 2010.  On April 28, 2010, the Company agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. The Company repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000.  The redeemed shares were accounted for as treasury stock.

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
10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Energy, LLC, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Energy, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Energy, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.25
Joint Venture Dissolution Agreement dated March 31, 2010 between TOT Energy, Inc and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.26
Stock Repurchase Agreement dated April 28, 2010 between TOT Energy, Inc., TGR Energy, LLC and Dune Capital Group LLC, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

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

TOT Energy, Inc.
Registrant

Date: August 10, 2010	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer