Form 10-Q
period 2010-09-30
Net Element, Inc.
filed 2010-11-15
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to_________________

Commission file number 000-51108

Net Element, Inc.
(Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation or organization)

20-0715816
(IRS Employer Identification No.)

1450 S. Miami Avenue
Miami, FL 33130
(Address of principal executive offices)

(305) 358-7877
(Registrant’s telephone number, including area code)

TOT Energy, Inc.
12100 NE 16th Avenue
Suite 210
North Miami, FL 33161
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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of November12, 2010 was 333,056,277.

Defined Terms

Net Element, Inc. (formerly TOT Energy, Inc.) is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us,” “our” and “group” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Report contains forward-looking statements that reflect the current views of our management with respect to future events. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “will,” “will continue,” “seeks” and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: the development or acquisition of an operating business, attracting and retaining competent management and other personnel, successful implementation of our business strategy, and successful integration and promotion of any business developed or acquired.  If these or other risks and uncertainties (including those described in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the U.S. Securities and Exchange Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this registration statement are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this registration statement.

Net Element, Inc.
Form 10-Q
For the Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
ASSETS
Current assets
Cash	$98,364	$277,830
Deposits	8,000	8,000
Prepaid expenses and other assets	-	20,152
Total current assets	106,364	305,982

Fixed assets
Machinery and equipment	12,319	12,319
Less: accumulated depreciation	(6,040)	(5,530)
Total fixed assets (net)	6,279	6,789

Total assets	$112,643	$312,771

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$26,867	$23,702
Accrued expenses	1,170,879	920,559
Total current liabilities	1,197,746	944,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 333,056,277 and 320,778,512 shares issued and outstanding)	333,055	320,778
Treasury stock, at cost; 6,250,000 and 3,250,000 shares	(2,641,640)	(2,341,640)
Paid in capital	26,098,149	24,671,186
Accumulated other comprehensive income	13,930	9,972
Accumulated deficit	(24,916,539)	(23,319,787)
Noncontrolling interest	27,942	28,001
Total stockholders' deficit	(1,085,103)	(631,490)
Total liabilities and stockholders' deficit	$112,643	$312,771

 See accompanying notes.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administrative	208,482	2,313,588	1,596,815	3,902,167
Loss from operations	(208,482)	(2,313,588)	(1,596,815)	(3,902,167)

Non-operating expense
Other income (expense)	-	-	-	-
Loss before income tax provision	(208,482)	(2,313,588)	(1,596,815)	(3,902,167)
Income tax provision	-	-	-	-
Net Loss from continuing operations	(208,482)	(2,313,588)	(1,596,815)	(3,902,167)
Net loss attributable to the noncontrolling interest	30	25	59	39
Net loss from discontinued operations	-	(159,025)	-	(196,299)
Net loss	(208,452)	(2,472,588)	(1,596,756)	(4,098,427)

Other comprehensive income
Foreign currency translation loss	12,700	6,119	3,958	(1,292)
Comprehensive loss	$(195,752)	$(2,466,469)	$(1,592,798)	$(4,099,719)

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	330,840,721	305,370,458	325,865,379	303,323,673

See accompanying notes.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Cash flows from operating activities:
Net loss	$(1,596,756)	$(4,098,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	510	510
Decrease in noncontrolling interests	(59)	(39)
Share based compensation	1,193,685	3,434,223
Loss from discontinued operations	-	196,299

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses	20,152	(9,718)
Deposits	-	(2,000)
Accounts payable	3,169	(2,182)
Accrued expenses	250,320	289,139
Total adjustments	1,467,777	3,906,232
Net cash used in operating activities of continuing operations	(128,979)	(192,195)

Net cash from investing activities of continuing operations	-	-

Cash flows from financing activities:
Repurchase of common stock	(300,000)	-
Contributed capital from equity investors	245,555	189,466
Net cash (used in) provided by financing activities of continuing operations	(54,445)	189,466

Cash Flows from discontinued operations
Net cash used in discontinued operations	-	-

Effect of exchange rate changes on cash	3,958	(1,292)
Net decrease in cash	(179,466)	(4,021)

Cash at beginning of period	277,830	99,971
Cash at end of period	$98,364	$95,950

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued pursuant to subscription agreement	$1,176,741	$3,341,393

See accompanying notes.

NET ELEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (the “Company”), formerly TOT Energy, Inc., was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company.

On December 17, 2007, (1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and (2) Bzinfin, S.A., a British Virgin Islands limited corporation (indirectly owned by an affiliate of Ener1 Group, Inc., a Florida company of which Mike Zoi (our current Chairman and Chief Executive Officer) is a shareholder and director and which is the majority shareholder of Ener1, Inc.) and Ener1 Group assigned debt obligations of the Company to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC.

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

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad contributed certain of SIBBNS’ assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company appraised the contributed assets at USD$6,221,881.We ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry, including the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan.  At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS.

TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operation in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009.

TOT-SIBBNS had expectations of continuing exploratory drilling (both through its existing customer and new customers) for the 2009/2010 drilling season as the price of oil had risen significantly and TOT-SIBBNS was able to secure an additional drilling contract in November 2009. However, in January 2010, it became questionable whether activities with TOT-SIBBNS’ initial customer would recommence in the short term, and there remained uneasiness in the market over the continued improvement in crude oil prices, which had a negative impact on the exploratory drilling market in Russia at that time.  Accordingly, on January 27, 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities.

The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Bogorad in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010. Operations of TOT-SIBBNS are included in the Company’s consolidated financial statements until March 31, 2010 as discontinued operations, but are not included in the consolidated financial statements subsequent to March 31, 2010.  For more information relating to the unwind of the TOT-SIBBNS joint venture, see Note 8.

From April 1, 2010 through the date hereof, we have engaged in the development of an alternative energy services business and we have concurrently pursued a strategy to develop and/or acquire technology and applications for use in the online media industry. During September 2010, we changed our name to Net Element, Inc. in furtherance of our shift in business focus.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended March 31, 2010. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any particular quarterly period or the year ending March 31, 2011. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Basis of Consolidation

The interim financial statements include the accounts of Net Element, Inc. and the accounts of our 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

Business Activity

In pursuing our strategy to further develop an online media company, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.  In addition, we continue to develop an alternative energy solar business concentrating on commercial solar installations and other energy offerings.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of electricity in the Czech Republic. Korlea-TOT, established in July 2008, was expected to assist in the marketing of oil assets sourced by the Company and its contacts and affiliates. There has been no activity to date with this joint venture and the Company is currently negotiating to unwind the joint venture. For more information, see Note 4.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At September 30, 2010 and March 31, 2010, the Company had no cash equivalents. The Company maintains its U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $250,000.  At September 30, 2010 and March 31, 2010, our balances did not exceed the FDIC limit.

The Company also maintains a bank account in Czech Republic and at September 30, 2010 and March 31, 2010, the balances were $87,846 and $84,009, respectively.  The Czech Republic bank balances are not insured and there is risk of loss in the event the bank should fail.

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

The Company did not issue any new options for the three and six months ended September 30, 2010, but recorded a compensation expense of $8,519 and $16,945, respectively, for previously granted options that vested during the three and six month periods ended September 30, 2010.  During the quarter ended September 30, 2010, the Company issued 2,240,450 shares of common stock and warrants to purchase 1,120,225 shares of common stock in exchange for $44,809 pursuant to the terms of its Subscription Agreement with TGR Energy, LLC (see Notes 6 and 7).

At September 30, 2010, the Company had outstanding vested stock options to purchase 920,370 shares of common stock and warrants to purchase 55,595,307 shares of common stock.  For the three months ended September 30, 2010, these securities are excluded from the earnings per share calculation because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, short-term payables and related party payables. The Company believes that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company was in the development stage until the second quarter of 2008 and has had minimal revenues since Inception. Since the unwind of the TOT-SIBBNS joint venture effective March 31, 2010, the Company has had no significant operations and may again be considered a development stage company. The Company intends to focus on developing or acquiring technology and applications for use in the on-line media industry and continues to develop an alternative energy solar business concentrating on commercial solar installations.  Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence, of which there can be no assurance.

The Company is dependent upon TGR Energy, LLC or Mike Zoi (as a result of his controlling interest in TGR and the Company’s dependence on the Subscription Agreement with TGR) to fund its operations. The Company entered into a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 in exchange for up to 100,000,000 shares of the Company's common stock for $0.02 per share. In addition, the Company granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in the Company’s operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement.  In January 2009, the Company and TGR amended the Subscription Agreement to increase the Investment Amount to $4,000,000.

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

NOTE 4.  JOINT VENTURES

On July 18, 2008, the Company executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of the Company’s common stock. The assets were appraised at more than USD$6 million at the time of contribution and the Company was obligated to issue an additional 2,000,000 shares to the JV Partner if TOT SIBBNS achieved $10,000,000 in cumulative revenues. If on the third anniversary of the joint venture agreement, the Company’s stock price is not at least $1.00 per share, the Company had the option of making an additional payment to the JV Partner or returning the Company’s interest in the joint venture to the JV Partner.

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

The Company formed a joint venture, Korlea-TOT Energy s.r.o., in July 2008 with its Czech Republic partner Korlea Invest. The Company invested $56,000 to provide the 51% of share capital that the Company owns for this limited liability company in the Czech Republic. The Company financed this investment through a related party note with Kazo, LLC. Korlea-TOT Energy s.r.o. was expected to engage in marketing and trading of oil and natural gas in Eastern Europe. The Company issued Alexander Kaplan 350,000 newly issued shares of Company stock for his assistance in completing this transaction.  To date, the joint venture has no activity.  The Company is currently in negotiations to unwind this joint venture . Accordingly, in November 2010, we sent Korlea notice of our request to unwind this arrangement.

NOTE 5. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At September 30, 2010 and March 31, 2010, accrued expenses consisted of the following:

	September 30, 2010	March 31, 2010
Accrued professional fees	$38,068	$31,468
Accrued payroll	940,650	723,428
Other accrued expenses	192,161	165,663
	$1,170,879	$920,559

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

On August 7, 2008, the Company entered into the Subscription Agreement with TGR, which was amended in January 2009.

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

For the quarter ended September 30, 2010, TGR was issued 2,240,450 shares of common stock of the Company and fully vested warrants to purchase 1,120,225 shares of common stock of the Company for $0.05 per share in exchange for funding of $44,809 provided during the quarter under the terms of the Subscription Agreement. No compensation charge was required in connection with the issuance of common stock as the market value on the date of issuance and the subscription price were the same. However, a compensation charge of $22,404 was recorded in connection with the warrants issued for the quarter ended September 30, 2010 as an officer of the Company is also a principal of TGR and these securities issued were below market value as of the issue date.

For the quarter ended June 30, 2010, the Company recorded compensation expense of $0.10 per share or $8,426 for options of Mr. New issued on August 13, 2008 that vested during the quarter ended June 30, 2010.  For the quarter ended September 30, 2010, the Company recorded compensation expense of $0.10 per share or $8,519 for options of Mr. New issued on August 13, 2008 that vested during the quarter ended September 30, 2010.

Up until May 15, 2009, Mr. New’s base salary was $140,000 with an annual $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to $91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $10,000 was recorded for the quarter ended September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.  At March 31, 2010, the Company provided Mr. New with 250,000 shares of fully vested common stock for services provided to the Company under a salary reduction.  A compensation charge of $37,500 was recorded for the quarter ended March 31, 2010, which reflects the market value per share ($0.15) on the first trading day after the date of grant.

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

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company receives certain promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.  This arrangement was valued at $50,000, which amount was recorded as an advertising expense for the quarter ended June 30, 2009.

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

At September 30, 2010, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 920,370 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.51 years. The Company also had warrants to purchase 55,595,307 shares of common stock outstanding at September 30, 2010 with a strike price of $0.05 per share and a remaining average contractual term of 3.53 years.

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

NOTE 8. DISCONTINUED OPERATIONS

Effective March 31, 2010, the Company dissolved the TOT-SIBBNS joint venture.  The Company received the 3,000,000 shares of common stock issued in 2008 in connection with the establishment of the joint venture and the assets of the joint venture were returned to the non-controlling interest holder (JV Partner).  For comparative purposes, the results of the joint venture are reflected as discontinued operation in the Consolidated Condensed Balance Sheets and Income Statements as of March 31, 2010.  The following table provides additional details on the results from discontinued operations for the three and six months ended September 30, 2009. There was no effect on results for the quarter ended September 30, 2010 as the unwind was consummated as of March 31, 2010.

	Three months ended	Six months ended
	September 30, 2009	September 30, 2009

Revenues	$-	$-
Cost of Sales	-	-
Operating Expenses	(244,179)	(497,645)
Foreign currency gain	85,154	301,346
Net loss from discontinued operations	$(159,025)	$(196,299)

NOTE 9. SUBSEQUENT EVENTS

On November 11, 2010, our Board of Directors adopted a resolution changing the Company’s fiscal year end from March 31 to December 31. Management  believes that this change will allow better alignment of the Company’s annual planning and budget processes with its new business strategy as we are no longer engaged in the seasonal oil and gas business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward -looking statements. These statements relate to our expectations, hopes, beliefs, intentions or strategies regarding future events or future financial performance.  Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our products and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting our businesses and proposed businesses and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict.  These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; and the market acceptance of our products and services.

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

General

We are currently engaged in the development of an alternative energy services business and we are concurrently pursuing a strategy to develop and/or acquire technology and applications for use in the online media industry. To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

Since the unwind of the TOT-SIBBNS joint venture effective March 31, 2010, the Company has had no significant operations. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence, of which there can be no assurance.

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

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad contributed certain of SIBBNS’ assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company appraised the contributed assets at USD$6,221,881.We ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry, including the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan.  At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS.

TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operation in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009.

TOT-SIBBNS had expectations of continuing exploratory drilling (both through its existing customer and new customers) for the 2009/2010 drilling season as the price of oil had risen significantly and TOT-SIBBNS was able to secure an additional drilling contract in November 2009. However, in January 2010, it became questionable whether activities with TOT-SIBBNS’ initial customer would recommence in the short term, and there remained uneasiness in the market over the continued improvement in crude oil prices, which had a negative impact on the exploratory drilling market in Russia at that time.  Accordingly, on January 27, 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities.

The Company and TOT-SIBBNS executed an unwind agreement whereby the Company exchanged its 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Bogorad in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on the Company’s balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.  For more information relating to the unwind of the TOT-SIBBNS joint venture, see Note 4 – Joint Ventures and Note 8 – Discontinued Operations, of the Notes to Condensed Financial Statements, which information is incorporated herein by reference.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by the Company and its contacts and affiliates. There has been no activity to date with this joint venture. Accordingly, in November 2010, we sent Korlea notice of our request to unwind this arrangement.

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

For the quarter ended September 30, 2010, TGR was issued 2,240,450 shares of common stock of the Company and fully vested warrants to purchase 1,120,225 shares of common stock of the Company for $0.05 per share in exchange for funding of $44,809 provided during the quarter under the terms of the Subscription Agreement. A compensation charge of $22,404 was recorded for the quarter ended September 30, 2010 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date.

The Company entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby the Company would receive certain promotional services and sponsorship rights to display the Company’s logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of restricted stock of the Company.  This arrangement was valued at $50,000, which amount was recorded as an advertising expense for the quarter ended June 30, 2009.

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

At September 30, 2010, the Company had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 920,370 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.51 years. The Company also had warrants to purchase 55,595,307 shares of common stock outstanding at December 31, 2009 with a strike price of $0.05 per share and a remaining average contractual term of 3.53 years.

Several factors raise significant doubt as to our ability to continue operating as a going concern.  These factors include our history of net losses and that as of March 31, 2010, due to the unwind of the TOT-SIBBNS joint venture, we had no operations and a working capital deficit. Management recognizes that the Company must raise capital sufficient to fund business activities until such time as it can generate sufficient revenues and net cash flows in amounts necessary to enable it to continue in existence, of which there can be no assurance. We are dependent upon TGR or Mike Zoi (as a result of his controlling interest in TGR and our dependence on the Subscription Agreement with TGR) to fund our operations. Our independent auditors’ report on our financial statements for the year ended March 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

On November 11, 2010, our Board of Directors adopted a resolution changing our fiscal year end from March 31 to December 31 effective immediately. Accordingly, the first 12-month fiscal year will run from January 1, 2011 through December 31, 2011. The nine-month period from April 1, 2010 through December 31, 2010 will be presented in our annual report on Form 10-K to be filed within 90 days of December 31, 2010. We will provide comparative financial information to assist in period-to-period comparisons. Our Board believes that this change will allow better alignment of our annual planning and budget processes with our new business strategy as we are no longer engaged in the seasonal oil and gas business.

Development Of An Alternative Energy Services Business

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

From April 1, 2010 through the date hereof, we have engaged in the development of an alternative energy services business and we have concurrently pursued a strategy to develop and/or acquire technology and applications for use in the online media industry. Management believes that our current operating plans provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur.

Results of Operations for the Three-Month Periods Ended September 30, 2010 and 2009

We reported a net loss of  $208,452 or $(0.00) per share for the three months ended September 30, 2010, compared to a net loss of $2,557,742 or $(0.01) per share for the three months ended September 30, 2009. Weighted average shares outstanding were 330,840,721 and 305,370,458 for the quarters ended September 30, 2010 and 2009, respectively.

The net loss for the three month period ended September 30, 2010 was favorably impacted by the reduced non-cash compensation expense of $30,923 related primarily to warrants issued pursuant to the Subscription Agreement with TGR as compared with the quarter ended September 20, 2009. The non-cash compensation expense for the three months ended September 30, 2009 was $2,077,306.

General and administrative expenses for the three months ended September 30, 2010 were $208,482, of which $30,923 was attributable to non-cash compensation expenses as compared to general and administrative expenses for the three months ended September 30, 2009 of $2,313,588, which includes non-cash compensation expenses of $2,096,863. The remaining general and administrative expense of $177,919 for the three months ended September 30, 2010 were slightly lower than the remaining general and administrative expense (excluding non-cash compensation) of $216,725 for the three months ended September 30, 2009 primarily due to a reduction in travel expenses of $15,453.  In addition to the reduction in travel expense, investor relations costs were lower by $12,250 and accounting and auditing fees were lower by $9,550 during the quarter ended September 30, 2010 as compared with the quarter ended September 30, 2009.

During the three months ended September 30, 2010, we obtained funding of an aggregate of $44,809 under the Subscription Agreement with TGR and issued 2,240,450 shares of common stock. On September 30, 2010, the market value and subscription price were the same resulting in no compensation charge for the shares purchased at current market value under the Subscription Agreement.  Additionally, warrants to purchase 1,120,225 shares of common stock were issued in connection with these fundings and a corresponding compensation expense of $22,404 was recorded based on a Black-Scholes valuation model,

The non-controlling interest relating to the Korlea-TOT joint venture decreased by $30 for the three months ended September 30, 2010 as compared with a decrease of $25 for the three months ended September 30, 2009. The joint venture non-controlling interest reflects the joint venture partner’s ownership of the joint venture.

Results of Operations for the Six-Month Periods Ended September 30, 2010 and 2009

We reported a net loss of  $1,596,756 or $(0.01) per share for the six months ended September 30, 2010, compared to a net loss of $4,098,427 or $(0.01) per share for the six months ended September 30, 2009. Weighted average shares outstanding were 325,865,379 and 303,323,673 for the six months ended September 30, 2010 and 2009, respectively.

The net loss for the six month period ended September 30, 2010 was favorably impacted by a reduction in the non-cash compensation expense to $1,193,685 related primarily to common stock and warrants issued pursuant to the Subscription Agreement with TGR as compared with the non-cash compensation expense of $3,434,223 for the six months ended September 30, 2009.

General and administrative expenses for the six months ended September 30, 2010 were $1,596,815 of which $1,193,685 was attributable to non-cash compensation expenses as compared to general and administrative expenses for the six months ended September 30, 2009 of $3,902,167 which includes non-cash compensation expenses of $3,434,223. The remaining general and administrative expenses of $403,130 for the six months ended September 30, 2010 were less than the remaining general and administrative expenses (excluding non-cash compensation) of $467,944 for the six months ended September 30, 2009 primarily due to a reduction in investor relations expenses of $83,535.  In addition to a reduction in investor relations costs, travel expenses for the six months ended September 30, 2010 were reduced by $19,373, offset in part by increases in accounting and auditing fees ($24,312) and legal fees ($8,595) as compared with the six months ended September 30, 2009.

During the six months ended September 30, 2010, we obtained funding of an aggregate of $245,555 under the Subscription Agreement with TGR and recognized a non-cash compensation expense totaling $1,176,741 which includes $702,612 for the issuance of 12,277,765 shares of common stock. This charge is the result of an intrinsic value calculation that measures the difference between fair value on date of issuance of the shares and the purchase price per share under the Subscription Agreement.  Additionally, the warrants to purchase 6,139,382 shares of common stock issued in connection with these fundings resulted in compensation expense of $474,129 based on a Black-Scholes valuation model.

The non-controlling interest relating to the Korlea-TOT joint venture decreased by $59 for the six months ended September 30, 2010 as compared with a decrease $39 for the six months ended September 30, 2009. The joint venture non-controlling interest reflects the joint venture partner’s ownership of the joint venture.

Liquidity and capital resources

At September 30, 2010, we had an accumulated deficit of $24,916,539 and cash of $98,364. We are dependent upon receiving funds from our controlling stockholder, TGR Energy, LLC, which is controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR is obligated to invest up to $4,000,000 to fund short term working capital requirements in exchange for up to 200,000,000 shares of our common stock and warrants to purchase up to 100,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants will be issued quarterly and we will record an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At September 30, 2010, the remaining investment obligation was $1,776,208.

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

Off-balance sheet arrangements

At September 30, 2010, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a Variable Interest Entity (VIE) based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. Adoption of this standard has not had a significant impact on our financial condition and results of operations.

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

As of March 31, 2010, we have discontinued operations and unwound the TOT-SIBBINS joint venture. Accordingly, during the quarter ended September 30, 2010, we have not engaged in an operating business, but continue to focus our resources on the development or acquisition of an alternative energy solar business concentrating on commercial solar installations and the development or acquisition of technology and applications for the online media industry. Our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our annual report on Form 10-K previously filed with the SEC. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company as resources permit. We expect this process to continue through at least calendar year 2011.

During the quarter ended September 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except that we have unwound the TOT-SIBBINS joint venture and therefore certain significant deficiencies and material weaknesses in our internal control over financial reporting previously reported primarily affecting overseas operations are no longer relevant.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

For the quarter ended September 30, 2010, TGR was issued 2,240,450 shares of common stock of the Company and fully vested warrants to purchase 1,120,225 shares of common stock of the Company for $0.05 per share in exchange for funding of $44,809 provided during the quarter under the terms of the Subscription Agreement.

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009.

3.5	Amendment to Certificate of Incorporation reflecting name change, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Commission on October 15, 2010.

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

Net Element, Inc.
Registrant

Date: November 15, 2010	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer