Form 10-KT
period 2010-12-31
Net Element, Inc.
filed 2011-02-03
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    April 1, 2010  to December 31, 2010

Commission file number 000-51108

Net Element, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1450 S. Miami Avenue,
Miami, Florida 33130
(Address of principal executive offices)

(305) 507-8808
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

The aggregate market value of the voting common equity held by non-affiliates was $218,562 based upon the last traded price of $0.01 per share on January 21, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At January 31, 2011, the number of shares outstanding of the issuer’s common stock was 642,119,111 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

 Explanatory Note

Net Element, Inc. (formerly TOT Energy, Inc.) is filing this Annual Report on Form 10-K for the transition period from April 1, 2010 to December 31, 2010 as a result of a change in its fiscal year end from March 31 to December 31. Additionally, included in this Annual Report is information relating to the Company’s acquisitions of Motorsport, LLC and Music1, LLC, each effective as of February 1, 2011, as more fully described herein. Net Element, Inc. had previously registered its securities pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and has been a reporting company subject to the requirements of Section 13 of the Exchange Act since 2005.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this report, unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us,” “our” and “group” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements that reflect the current views of our management with respect to future events. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “will,” “will continue,” “seeks” and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: the development or acquisition of profitable operating businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategies, and successful integration and promotion of any business developed or acquired. If these or other risks and uncertainties materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this report.

i

NET ELEMENT, INC.

Form 10-K
For the Year Ended December 31, 2010

ii

PART I

Item 1.   Business.

Development of Business – Overview

Net Element, Inc. (formerly TOT Energy, Inc.) was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Since October 28, 2003 (“Inception”), the date of formation of Splinex, LLC, through December 17, 2007, we operated in a development phase typical of a software company and focused on developing technologies and products and securing intellectual property rights while we developed relationships with potential customers and resellers. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations. In July 2007, Ener1 Group, Inc. stopped funding our operations.

On December 17, 2007, (1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and (2) Bzinfin, S.A., a British Virgin Islands limited corporation (indirectly owned by an affiliate of Ener1 Group, Inc., a Florida company of which Mike Zoi (our current Chief Executive Officer and President) is a shareholder and director and which is the majority shareholder of Ener1, Inc.) and Ener1 Group assigned debt obligations of the Company to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC.

Under an Exchange Agreement dated December 18, 2007, we agreed to issue 113,500,000 newly issued shares of the Company to Splinex LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to a former affiliate of Splinex, LLC. Splinex LLC owned 98,157,334 shares of the Company as of December 17, 2007 and an aggregate of 201,032,334 shares after the completion of the Exchange Agreement on December 18, 2007. We had 100,757,769 shares outstanding at December 17, 2007 and 214,257,769 shares outstanding after the completion of the Exchange Agreement. In June 2008, Splinex, LLC changed its name to TGR Energy, LLC.

Until December 31, 2010, short term financing was provided by TGR Energy, LLC (“TGR”), an entity controlled by our president, Mike Zoi, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of common stock and warrants to purchase up to 50,000,000 shares of common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR funded the Investment Amount as required in our operational budget. On January 12, 2010, TGR agreed to increase its funding commitment from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. TGR has funded the full amount required under the Subscription Agreement.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. The proceeds of the Enerfund Subscription Agreement will be used to fund our operations.

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

TOT-SIBBNS had expectations of continuing exploratory drilling (both through its existing customer and new customers) for the 2009/2010 drilling season as the price of oil had risen significantly and TOT-SIBBNS was able to secure an additional drilling contract in November 2009. However, in January 2010, it became questionable whether activities with TOT-SIBBNS’ initial customer would recommence in the short term, and there remained uneasiness in the market over the continued improvement in crude oil prices, which had a negative impact on the exploratory drilling market in Russia at that time. Accordingly, on January 27, 2010, after several weeks of exploring other business opportunities, we altered our business focus and decided to exercise our option to unwind the joint venture and pursue other development opportunities.

We executed an unwind agreement with TOT-SIBBNS whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Bogorad in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on our balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.

Korlea-TOT Energy s.r.o. (“KORLEA-TOT”) is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by us and our contacts and affiliates. There has been no activity to date with this joint venture. Accordingly, in November 2010, we sent Korlea notice of our intention to unwind this arrangement. We intend to sell our ownership in the KORLEA-TOT joint venture to Korlea in exchange for a cash payment equal to 51% of the cash balance in the joint venture on the date of unwind. Consummation of this transaction will be subject to obtaining certain approvals and making certain filings overseas. It is expected that this transaction will be completed during the first quarter of 2011.

Since April 1, 2010, we have engaged in the development of an alternative energy services business and we have concurrently pursued a strategy to develop and/or acquire technology and applications for use in the online media industry. In furtherance of this strategy, we acquired Openfilm, LLC, a Florida limited liability company, engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet, as more fully described below. We believe that our technology platforms and development expertise will enable us to enhance the digital distribution of content in a variety of industries. Accordingly, in addition to our acquisition of Openfilm, we intend to explore the possibility of acquiring other internet portal properties and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets. In this regard, on February 1, 2011, we acquired Motorsport, LLC and Music1, LLC, each as more fully described below. As of December 31, 2010, we have terminated our efforts to develop an alternative energy services business in order to focus on our growing online media businesses.

In pursuing our strategy to develop an online media company, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

Several factors raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses and, from March 31, 2010 until December 14, 2010, due to the unwind of the TOT-SIBBNS joint venture, we had no significant operations until the acquisition of Openfilm. Additionally, as of December 31, 2010, we had a working capital deficit. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance. We are dependent upon TGR, Enerfund or Mike Zoi (as a result of his controlling interest in TGR and Enerfund and our dependence on the continued support of our operations by Mr. Zoi) to fund our operations. Our independent auditors’ report on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs and the proceeds received from the Enerfund Subscription Agreement and expected continued financial support from Mr. Zoi, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur and Mr. Zoi is not obligated to continue to fund our operations.

On November 11, 2010, our Board of Directors adopted a resolution changing our fiscal year end from March 31 to December 31. Management believes that this change will allow better alignment of our annual planning and budget processes with our new business strategy as we are no longer engaged in the seasonal oil and gas business.

Recent Acquisitions

Openfilm

As part of our strategy to develop an online media company, on December 14, 2010, we entered into a purchase agreement (the “Openfilm Purchase Agreement”) with the members of Openfilm, LLC, a Florida limited liability company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Mike Zoi, our President, through his control of Enerfund, LLC and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition by the Company. Pursuant to the Openfilm Purchase Agreement, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm. Upon completion of the acquisition transaction on December 14, 2010, Openfilm became a wholly-owned subsidiary of the Company. Additionally, in connection with the acquisition of Openfilm, we established NetLab Systems, LLC (NetLab), a Florida limited liability company, and transferred the ownership of certain intellectual property assets from Openfilm to NetLab. Openfilm and NetLab entered into a Technology Transfer and License Agreement granting Openfilm the right to use certain technology transferred to NetLab. For more information, see “– Licensing Arrangement between Openfilm and NetLab” below. Research and development activities are conducted primarily through Zivos, LLC, a Ukrainian limited liability company and wholly-owned subsidiary of Openfilm. Up until the date of acquisition, Openfilm operations were funded primarily by entities controlled by our President, Mike Zoi.

Motorsport.com

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, an entity controlled by Mike Zoi, to purchase all of the issued and outstanding interests of Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased the interest of Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc.

Purchase Price. Pursuant to the Motorsport Purchase Agreement, on February 1, 2011, we paid Enerfund an aggregate of $130,000 (excluding a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments commencing on December 1, 2013. In the event the domain names and related registrations are unable to be purchased on or before June 16, 2011, then we will not have to make the contingent payment ($20,000). The original sellers have a security interest in the domains of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure to pay the additional purchase price when due may result in forfeiture of the shares in Motorsport.com, Inc. held by us.

Purchase Option on Outstanding Shares. In addition, we will have the option until December 16, 2018 to purchase the remaining interests of Motorsport.com, Inc. currently held by the original stockholders. We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock of Motorsport.com, Inc., as follows:

(i)	until December 16, 2015: $0.1075 per share;
(ii)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(iii)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(iv)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

At our option, we can pay the foregoing purchase price for the additional shares held by the original sellers in either (i) cash or (ii) preferred stock of Motorsport.com, Inc., which preferred stock will have a dividend payment equal to 2.5% of the value of the preferred stock on the date of issuance payable quarterly from the date of issuance. We may redeem any preferred stock issued at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

Music1

In furtherance of our strategy to become an online media company, on February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund (an investment company controlled by Mike Zoi), for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests of A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. Music1, LLC purchased its interest in A&R Music Live, LLC on November 8, 2010. The remaining 3% of the membership interests of A&R Music Live, LLC is owned by Stephen Strother, the Founder and President of Music1. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1 to use certain technology owned by him for the term of his employment agreement. For more information, see “ – License Agreement with Stephen Strother” below.

Business Description

As a result of the acquisitions described above, we operate several online media websites in the film, auto racing and emerging music talent markets, as more fully described below. We intend to continue to seek additional opportunities to exploit our technologies in other vertical markets, such as legal and medical.

Openfilm Development of Business

Openfilm, LLC was formed as a Florida limited liability company on November 16, 2007 under the name Zivos, LLC. On April 9, 2008, Zivos, LLC changed its name to Openfilm, LLC. Openfilm is an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm owns and operates a website ( www.Openfilm.com ), which is based on a proprietary video platform (licensed to Openfilm by NetLab) and certain know-how and methods developed by Openfilm that unite elements of the film industry that are of most interest and value to Openfilm’s users in a single location. Openfilm derives revenues from video advertising, video content syndication, display advertising and membership fees, as well as, contest entry fees, as discussed more fully below.

Openfilm has developed an award-winning website that currently showcases over 7,200 films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world. Films are displayed online in large HD video format and filmmakers are able to upload their films and interact with other users through a networking platform.

Openfilm offers aspiring filmmakers an opportunity to have their work seen by a distinguished group of Hollywood insiders who make up the Openfilm Advisory Board, including actor James Caan (Chairman), fellow Godfather co-star Robert Duvall, director Marc Rydell and actor and filmmaker Scott Caan. Advisory Board members act as a group of “mentors” who interact with Openfilm’s premium members through online web chats that are held on a periodic basis. The Advisory Board members also serve as judges for various competitions promoted by Openfilm.

The proprietary technologies and software platform developed for Openfilm have applications in many other vertical online markets that will enable Openfilm and NetLab to generate revenues through the sale of software licensing, market reports, e-commerce transactions, festival services and others products and services. Openfilm believes that it is well positioned to capitalize on the rapidly growing independent film market (estimated by eMarketer, Inc., an independent digital marketing research company, to be in excess of $4 billion annually), as well as the online advertising market (estimated by eMarketer™ to be approximately $25.8 billion in 2010).

Openfilm.com Website

Openfilm.com is an online platform created from various proprietary technologies that provides a unique value proposition for independent filmmakers, advertisers, film festivals, film schools and viewers. The website provides its community of filmmakers and film enthusiasts with an opportunity to interact with each other and directly with “Hollywood insiders” who comprise our Advisory Board. Poised to capitalize on the emerging online video market, Openfilm believes its software (licensed from NetLab) will transform the way independent films are discovered, produced and distributed.

Openfilm.com offers filmmakers free basic services, including unlimited uploads and streaming of approved premium HD video content. In addition, Openfilm provides a revenue sharing program for filmmakers, including advertising revenues derived from distribution of their film content, thus allowing Openfilm to attract some of the best content creators in the world, as well as their existing fan bases.

Content

Openfilm has aggregated a content library of over 7,200 independently produced films from film schools, festivals, organizations and independent filmmakers. All content goes through various screenings to ensure it meets specified quality and copyright standards. The films are then converted to HD formats to ensure they will be seen in the highest quality on the Internet. The Openfilm library consists of short, feature-length and animated works.

Recognition and awards

To date, Openfilm has been recognized by industry publications and has received the following industry awards:

•	Movie Maker Magazine named Openfilm one of the “top 50 websites for filmmakers” – June 2009
•	13th Annual Webby Award Official Honoree – May 2009
•	Reelseo.com named Openfilm “The Lexus of Video Sharing Social Communities” – February 2009
•	Video Maker Magazine named Openfilm “Video Sharing Site of 2008” – December 2008

Openfilm Growth Strategy

Openfilm intends to grow its membership base organically and through premium upgrades in membership status, and also to acquire online properties with targeted communities that will maximize traffic to the Openfilm website. Maximization of traffic to the Openfilm website will increase membership enrollment and provide an enhanced value proposition for advertisers.

Additionally, Openfilm (in conjunction with NetLab) intends to provide services to film festivals and other film related enterprises, as well as other vertical markets that would benefit from the technology and know-how developed for Openfilm.

Revenue Streams

Openfilm has identified several revenue streams that it intends to develop further as resources permit as follows:

Advertising

Openfilm believes it is in a strong position to monetize its video content library through targeted advertising based on user behaviors and also through direct sales and distribution of films uploaded by its members. Openfilm utilizes proprietary technology (licensed from NetLab) that tracks online user activity on its website (in accordance with applicable Openfilm website privacy policies) and builds profiles based on the content metadata accessed to determine the interests of users. Based on user activity, targeted advertisements can be offered to specific users at different areas of the website or imbedded within the accessed content. Accordingly, multiple products and services can be offered to users that would be of interest to them based on their activity on the Openfilm website.

Openfilm will offer the two most commonly used ad monetization tools for video websites, but will bundle them with NetLab’s proprietary technology to create higher return on investment (ROI) for advertisers. Openfilm believes it can significantly increase click-through-rates (CTR) using NetLab’s proprietary technology and know-how as compared with currently available methods used on other websites. Openfilm’s behavior tracking system will further add to CTR and enhance the user’s experience on the website. Several types of advertising opportunities are offered through the Openfilm website:

Display Ads – traditional banner advertising placed throughout the site will be offered in standard sizes with a minimum insertion fee and specified rates for CPM (cost per 1,000 views). Premium subscription members will have the option to turn off banner advertisement exposure.

Video Insertions – small segmented video commercials inserted into video content, similar to how commercials are displayed on Television, and include video pre-roll, post roll, or mid-roll insertions. The current standard compensation metric is also based on CPM. Currently Openfilm has an arrangement with the leading ad provider in the market to provide insertion ads until Openfilm can fully launch its behavior tracking system, which will enable Openfilm to better target and place ads.

Video Overlay Ads – ads that play every 90 seconds located primarily at the bottom of film content that generate multiple impressions per content view. These ads are currently provided by ScanScout, the largest provider of overlay ads.

Currently, over 80% of all Openfilm.com advertising can be found on video content pages. Openfilm expects to be able to provide advertising opportunities with respect to approximately 70% of all traffic to its website.

Other revenue opportunities are available through sponsorship of a particular channel (content categories or groupings created by users) or event on Openfilm.com. Rates will generally be based on monthly CPM exposure.

Membership Fees

Openfilm offers viewers and filmmakers three levels of membership enrollment – Free, Plus and Pro membership plans. Free membership allows users to upload films and videos and comment on content of other members, and also view live web chats and vote on and rate film content submissions. Premium membership services require payment of a monthly fee and are currently available at two distinct levels:

▪
“Plus” membership enrollment at $2.95 per month allows members all of the benefits of free membership plus access to a comprehensive database of film festivals, the ability to submit to participating contests via the Openfilm website, the option to sell mobile versions of their film content and the ability to opt in or opt out of banner advertisements. A Plus membership also provides the ability to solicit and accept donations to fund member projects and to request that Openfilm assist in obtaining third party syndication of the member’s work.

▪
“Pro” memberships enrollment at $9.95 per month allows members to enjoy all of the benefits of Plus membership as well as priority uploading of new content, the ability to submit questions and participate in the Openfilm Live web chats, access to detailed earnings reports relating to the member’s content, direct sales of digital versions of content and other premium services.

All members are afforded the opportunity to win a contract to produce a feature-length film in conjunction with Openfilm Studios. Premium members also have the ability to interact with Openfilm Advisory Board Members and other celebrity guests through live web chat forums, email, and blogs. Interaction with Advisory Board Members ranges from viewing a filmmaker’s work to chatting with them live online or via e-mail and blogs.

Film Festival Services

Openfilm intends to attract independent filmmakers who actively submit to film festivals. Film festivals attract submissions in return for potential exposure and cash prizes to the filmmaker. There are over 6,000 Film Festivals and contests around the world, each with average annual submissions in the hundreds. Most of these annual entries are submitted via regular post. Very few film festivals have the capability to receive submissions by electronic means. Openfilm has developed software that it believes will streamline the electronic submission process, which can be utilized with all festival formats.

The Openfilm film festival solution incorporates patent pending software (licensed from NetLab), the Contest System (using Launchpad), which provides film festivals and sponsoring brands a secure online solution for hosting and conducting competitions, including submission processing and management applications and database reporting and analysis tools. Openfilm already maintains a database on its website that consists of more than 2,000 film festivals with descriptions and details for submission of content.

Designed to meet the high demand of the film festival marketplace, the Contest System provides easy-to-use functionality that Openfilm believes will transform the film festival market into a predominantly online market, which will also increase the reach and accessibility of each of the film festivals. The Contest System will reduce administrative work and redundancies and streamline the submission and tracking process. The Contest System also contains a judging module, which is intended to assist judges in their review and evaluation functions.

Openfilm believes that through the use of the Contest System, film festivals and brands will be provided with an added value proposition to offer their sponsors and brands in a more streamlined, controlled and targeted environment.

The Contest System can be modified for other contest applications. The Contest System includes a “know-how” comparison module, which allows individuals to upload their content and match the content to current and upcoming contests in the database, thus ensuring compatibility with format and other contest criteria.

Contest Entry Fees

Contest Entry Fees relate to the submission of films for participation in Openfilm Studios competitions. Currently, competitions are limited to Short Film submissions on a semi-annual basis. These contests provide the filmmaker with the opportunity to win a management and production contract with Openfilm Studios. Short Film entries will be accompanied by a fee that Openfilm believes is substantially lower than comparable offline competitions. For more information, see “ – Openfilm Studios” below.

Sponsorships of Celebrity Chats

Openfilm expects celebrity chats to be sponsored for a fee by a variety of companies. To secure celebrity participation beyond Openfilm’s current Advisory Board members (Advisory Board members have committed to participate in two chats per year), Openfilm may share revenues generated from the chats with certain celebrities. Openfilm believes that the celebrity’s participation will result in increased traffic to the website and consequently increased subscriptions from the celebrity’s own fan base and increased advertising revenues. Openfilm may pay a small fee to the guest celebrity or share membership revenues for a brief period leading up to the celebrity’s appearance.

Other Potential Revenue Streams

Openfilm has identified other potential sources of revenue that it is currently exploring, such as:

Guest Lectures – Using the Openfilm platform to invite filmmakers and industry experts to conduct online seminars. Participants would be charged an access fee to view and interact with the expert on a real-time basis. Separate fees will be charged for those desiring to view archived sessions. Current system processes allow Openfilm to run up to 1,000 simultaneous sessions.

Online Education – Through guest lectures, especially those conducted by professors, Openfilm can provide educational seminars in various film industry areas and may seek to obtain educational accreditation to offer online courses to institutions of higher learning.

Targeted Screenings – The Openfilm platform is available for public or private screenings of content, whereby filmmakers can arrange screenings of their work for a predetermined group and time with full chat capabilities. This service will help filmmakers and other industry professionals discuss films and content in real-time with a specifically targeted audience prior to distribution or production.

Motion Picture Studios – The Openfilm platform will be able to test market films for major motion picture studios. Upon releasing and marketing a trailer or segment of film, the Openfilm platform, along with its community of users, can be exposed to new content for feedback analysis. Public or private options can be accommodated, as well as detailed customized reporting metrics.

Market Reports – As a result of the large collection of information from the Openfilm behavior tracking system and contest management solutions, Openfilm will be able to compile market trend and other reports for brands/advertisers and major motion picture studios.

E-commerce distribution of videos – Similar to the Apple® iTunes model, which revolutionized the way music is distributed online, Openfilm’s platform allows filmmakers to sell their own content on the Openfilm website. Content creators will be able to sell their own content for the price they determine and pay Openfilm a small fee. Additionally, Openfilm can offer all types of distribution models, from mobile downloads to downloads via television sets, and through other devices and platforms.

Openfilm Studios

Openfilm has held contests accepting short film submissions from filmmakers who desire an opportunity to win a financing and management contract to produce a feature film with Openfilm Studios, a movie production company and wholly-owned subsidiary of Openfilm. Openfilm Studios may raise additional funding for the feature film production through co-production partnerships. Openfilm Studios may also sell films it produces to film studios or distribution companies for distribution to theatrical venues, for DVD production, network and cable broadcast, and device downloads. Openfilm Studios intends to acquire and produce scripts and films not associated with contests.

Openfilm intends to promote a semi-annual competition through its website. Registered users will be able to vote on films submitted. The voting cycle will be open for one month after all submissions are received. The finalists will be presented to the Advisory Board for further review and evaluation. Openfilm premium subscribers will be invited to view select online evaluation and award events. Winner(s) will be awarded financing and management contracts. Runners-up will be given additional opportunities to collaborate with Openfilm Studios.

Films produced by Openfilm Studios will be distributed through various methods through Openfilm’s distribution partners. Revenues received from contest winner collaboration will be shared with the winning filmmaker. Openfilm is currently looking for a strategic partner to help evolve and finance its Openfilm Studios business. In addition to contest winners, Openfilm Studios intends to produce films in conjunction with various collaborators, including independent filmmakers, and engage in film distribution activities through traditional sources as projects are completed.

Openfilm Distribution Arrangements

Openfilm has secured distribution partnerships to create additional revenue sources for both Openfilm and its filmmaker members. These partnerships include arrangements with TiVo, Inc. – owner of the TiVo® digital video recording device, MiniWeb Technologies Limited – a 9 million member TV/Internet video distribution services company based in the UK (which recently released an application called Woomi for Samsung “internet-ready” TVs and DVD players that also allows Openfilm content to be viewed by these devices), Boxee, Inc. – a digital device company that provides Internet and social applications through TV sets, and others. Most of these distribution arrangements permit Openfilm and its filmmakers to distribute content that includes embedded advertising that can yield additional revenues to Openfilm and its filmmaker members. Openfilm also has an agreement with HCCTV (Houston Community College Television on local Comcast channel 12), a Houston-based cable channel with over 700,000 subscribers.

Online Video Viewing Market

According to comScore, Inc., a leading digital information service, more than 172 million U.S.-based Internet users viewed over 5.2 billion video content sessions online during December 2010 for an average of approximately 14.6 hours per viewer. Google (including its YouTube subsidiary) serviced approximately 83.5% of all videos viewed online by U.S. viewers during the month. According to comScore, approximately 84.6% of the total U.S. Internet audience viewed online video during December 2010.

Although there is a wide spectrum of video-related websites, we believe that Openfilm serves a unique and growing audience. While YouTube is the market leader in viewed videos, a significant portion of videos uploaded are of low production quality. Hulu™, a collaboration of film studios and television broadcast networks, primarily offers a selection of network TV shows, clips and movies from its affiliates. Openfilm believes that it is currently the premiere destination for independently produced, high quality video content and that its product and service offerings present an attractive alternative for consumers in this market space.

Online Video Advertising Market

According to eMarketer™, total online advertising expenditures for 2010 were in excess of $25.8 billion and are expected to grow substantially over the next several years, approaching $30 billion by 2012. Openfilm believes that as companies become more aware of the ROI metrics offered online compared to television, which is currently estimated as a $58.6 billion market in terms of advertising expenditures, advertisers will increasingly gravitate toward targeted online advertising to reach selected audiences. TV advertisement is mostly made up of video ads. In comparison, online video ads are estimated to represent approximately $1.5 billion of the total online advertising market. According to comScore, American online users viewed approximately 5.2 billion video advertisements during the month of December 2010. Openfilm believes that online video advertising will ultimately dominate the online advertising marketplace. Current online industry efforts are focusing on replicating the traditional cable television model, which includes charging for content viewership. Whether such efforts prove successful or another model emerges, Openfilm believes that it is well positioned to become a significant market participant.

Openfilm is working with the top video ad networks, including Tremor Media, Inc. (ranked second largest online advertiser and number one among video advertisers), which supplies a significant portion of advertising content on the Openfilm website on behalf of Openfilm, including targeted marketing to its viewer audience. Openfilm also has advertising relationships with other online video advertisers, such as SpotXchange (5th largest online advertiser) and ScanScout (8th largest online advertiser, which was acquired by TremorMedia in November 2010).

Since the average online video viewer watched 14.6 hours of video content during the month of December 2010, Openfilm believes that during that period of time the viewer can be exposed to approximately 500 targeted ads. With the assistance of the Openfilm platform, Openfilm believes that its products and services present a compelling value proposition for advertisers.

Motorsport.com Development of Business

In 1993, Tom Haapanen developed the concept to facilitate and distribute free motorsport news and content on the emerging Internet, and was joined by Jack Durbin soon thereafter. Operating under the brand name Motorsport News International (MNI), in 1994, the motorsport.com domain name was registered and the MNI website began operations as one of the first motorsport news websites on the Internet.

Motorsport.com, Inc. was formed as a Florida corporation on April 9, 1999, and since inception has operated a website (www.Motorsport.com) that distributes content related to the motor sports industry to racing enthusiasts all over the world. Motorsport.com derives revenues primarily from display advertising.

In 1999, with the addition of Eric Gilbert, responsible for art direction, graphic design, photography, advertising sales and business development, the website was transformed from a text only website into a graphic-based interface and a database-driven site with a multi-channel navigation structure, including, News, Features, Photos, Statistics, Directory, Online Competitions and Forums. New types of content were also added, such as news articles, exclusive news and feature stories, and photos. Additionally, at this time, Motorsport.com’s advertising-based business model took shape and the website began providing advertisers the opportunity to offer placement of ads and site-specific campaigns.

From February 2000 through January 2003, average daily page view traffic grew from approximately 5,000 to approximately 25,000. During that time, Motorsport.com established its reputation as a reliable source of news and content by covering major international racing series and events. It became the first online-only media company to obtain media credentials from prestigious events such as the “24 Hours of Le Mans®,” the “Indianapolis 500,” the “24 Hours of Daytona®” and the “NASCAR Daytona 500®.” Nancy Knapp Schilke joined Motorsport.com in the summer of 2001 as Editor in Chief responsible for text content, news editing and publishing and relations with race series and organizers. Jack Durbin is responsible for news editing and day-to-day business operations. Each of Jack Durbin, Eric Gilbert and Nancy Knapp Schilke provide services to Motorsport pursuant to consulting agreements, which are discussed in more detail in “Item 11. Executive Compensation – Employment/Consulting Agreements.”

With a full redesign and enhancements to the website in 2003, Motorsport.com traffic grew from an average of approximately 25,000 daily page views to an average of approximately 130,000 daily page views in 2010. During the past eight years, Motorsport.com consolidated its reputation with racing series and event organizers, as well as race teams and drivers. It has become a reputable and reliable source of information, news and content for the racing community.

Motorsport.com has won the American Auto Racing Writers and Broadcasters Association (AARWBA) Award for Best Professional Racing Website for six straight years (2004 to 2009).

Motorsport.com has been in operation for over ten years and is a mature online media company with a well-established brand name. According to Google Analytics, Motorsport.com received approximately 46 million page views in 2010 from 2.5 million unique visitors (an average of approximately four million page views per month from approximately 260,000 unique visitors per month).

Content

Most of the content on Motorsport.com is in text format (news articles, stories, race reports, interviews, feature stories) and photo images, as well as, statistical information. In 2010, Motorsport.com featured approximately 42,000 news articles and 143,000 photo images. Additionally, Motorsport.com has an archived content database of approximately 397,000 news articles (dating back to 1994) and approximately 1,076,000 photos (dating back to 1901). News and photos account for the bulk of page views on the website.

News content is obtained from Motorsport.com regular contributors, special guest contributors, press releases and other press material from race teams, events, drivers, series, manufacturers and news organizations. Magazine content is obtained primarily from Motorsport.com regular contributors, and, to a lesser extent, from special guest contributors. Most news content is provided free of charge. In addition, Motorsport.com also offers free email newsletters sent on a daily basis to subscribers.

The photo content consists of a database of more than one million photos and is obtained from Motorsport.com regular photographers, guest photographers, copyright-free for media use photo material (primarily from race teams, events, drivers, series, manufacturers, etc.) and photo agencies.

Statistical content is derived primarily from publicly available records and databases.

Motorsport.com also sponsors two competitions (F1 Pick 6 and F1 PP) among fans to determine who could predict the top ten finishing positions in various Formula 1 races. In 2010, 1,150 distinct users participated in these competitions.

The Motorsport.com website also hosts various forums where racing enthusiasts can participate in real-time discussions and share stories, opinions and photos with others in the forum community.

Growth Strategy

We believe that through our proprietary online platforms and technologies developed initially for Openfilm, that we can transform the Motorsport.com website into the premier destination for motor racing enthusiasts and advertisers on the Internet. We intend to expand Motorsport.com’s media offerings to include video content and brand leveraging similar to that employed by Openfilm. We believe that we can increase the brand and traffic of Motorsport.com and obtain additional content and partnerships with companies that are looking for additional distribution channels and cross promotion opportunities. We also believe that we can provide a compelling value proposition for advertisers.

With our proprietary technologies and know-how, we intend to offer user generated content on the Motorsport.com website in the form of uploaded racing related videos and images and more interactive features. Users will be able to place comments at various points within a video upload and other users will be able to preview and then jump forward to that point if they find the comments of interest. Users will also be able to cross reference their content with content already found on the website, thus generating more views using relevant navigation by other users. For example, a captured photo of an event can be uploaded and tagged, which will be automatically matched and distributed to those users on the website that our proprietary system determines would be interested in the photo based on similar preferences and other criteria.

Motorsport.com also intends to develop social media content and tools, both online, offline and at race events, which will enable users to follow their favorite profiles, users, teams, drivers, tracks and sponsors, as well as, other control and interactive features.

Revenue Streams

Advertising

Motorsport.com revenues are derived primarily from display advertising placement on the website. Motorsport.com currently partners with Google Adsense in America and Xprima in Canada with respect to display advertising. Motorsport.com intends to leverage the technologies and relationships developed by OpenFilm to increase the CPM return on traffic generated through the Motorsport.com website and is developing additional advertising programs.

Motorsport.com intends to offer racing related classified ads as a means of offering a value-added service for our users and increasing revenue by offering to sell related services such as premium ad placement, bold headlines, additional photos, and other premium ad services.

Subscription Services

Additional subscription-based revenue streams are currently being developed that will offer users multiple levels of membership, including premium content, personal fan pages, e-mail accounts, fantasy racing, product promotion and other services. Merchandise will also be showcased throughout the website based on relevancy, navigation and interest preferences determined by our proprietary systems.

Music1 Development of Business

A&R Music Live, LLC was originally formed under the name A&R Music1.com, LLC on June 22, 2001 and changed its name to A&R Music Live, LLC on September 11, 2009. Music1 owns and operates two websites (www.arlive.com and www.music1.com) engaged principally in the discovery and promotion of new and emerging musical artists. Music1 provides two complimentary artist discovery services:

•
A&R Live Hookup Service (www.arlive.com) provides unsigned artists, producers and songwriters (“Artists”) the opportunity to speak directly with record company personnel (also known as A&R (artist and repertoire)) responsible for scouting, signing and recording of artists on a record company roster, learn the music business, and have their music reviewed live by record company A&R and receive feedback and the possibility of a record company contract.

•
Through the Music1 Artist Discovery Service (www.music1.com), members are afforded the opportunity to discover new music and Artists, create communities of fans, and distribute their content via Internet and mobile media platforms.

A&R Live Hookup Service

A&R Live Hookup Service provides Artists an opportunity to speak directly with record company A&R, learn the music business and have their music reviewed live by record company A&R and receive feedback and the possibility of a record company contract. Users of this service come from all over the world and pay a fee for access to industry A&R professionals, and can participate by phone, Internet or mobile devices. Music1 currently supports and promotes the following music genres: Adult Contemporary, Alternative, Christian, Country, Dance, Gospel, Hip Hop, Jazz, Neo-soul, Pop, Rap, R&B and Rock.

The A&R Live Hookup Service has hosted more than 2300 online music listening sessions and workshops with top industry executives since 2001. Even Grammy award-winning recording artists, such as India Arie and TLC, have used Music1’s services to advance their careers before they became top industry acts. Other attendees of listening sessions and workshops have landed major label production work and television licensing deals that featured their music on internationally broadcasted TV shows on MTV and Oprah’s Oxygen network. Most recently, Emphatic, a rock band from Omaha, Nebraska, signed a major record deal with Atlantic Records as a result of having their music showcased on the A&R Live Hookup Service. Emphatic's first album with Atlantic Records is scheduled for release in the first quarter of 2011.

Record executives and alumni who have reviewed music on the A&R Live Hookup Service have worked with some of the biggest names in the American music industry. Since 2001, A&R from, or formerly associated with, the following companies have reviewed music from aspiring talent on the A&R Live Hookup Service: Aftermath Entertainment, Asylum Records, Atlantic Music Group, ASCAP, Bad Boy Entertainment, BMG Publishing, BMI, Capitol Records, Cherry Lane Music Publishing, Compadre Records, Def Jam Recordings, Disney Music Publishing, Geffen Records, Island Def Jam Records, Hidden Beach Recordings, Interscope Records, J-Records, Jive Records, Koch Records, Maverick Records, Motown Universal, Music World Entertainment, MTV's The Real World, RCA Music Group, SESAC, Shady Records, So So Def, Interscope, Universal Music Group, TVT Records, Verity-Gospel Centric Records, Warner Bros. Records and others. In some cases, Music1 will pay a small stipend to A&Rs for their appearance at a listening session or workshop.

Music1 Artist Discovery Service

Music1’s artist discovery service provides members with the tools and opportunity to discover new music and Artists, create communities of fans around Music1 industry and user-generated content, and distribute content via the Music1 Radio Player that can be shared via the Internet and mobile media devices.

Members develop a profile on the Music1.com website, which permits them to upload music, photos, event dates, biographical information and videos. Members have the option of making their songs available for sale to fans or for inclusion in fan-created playlists and Stream Shows in order to follow their favorite Music1 Artists.

The Music1 Stream Show allow members to create personal radio shows by utilizing the content of the social network. Music1 Stream Shows combine various groups of users, such as Artists (who provide songs), Stream Show personalities (who create stream shows), and listeners (general audience). Through Music1 Stream Shows, Artists are provided the opportunity to promote new material, Stream Show personalities can promote radio shows and events, and listeners can enjoy a vast selection of personal streamed stations of independent music. Listeners can become fans of particular Artists and Stream Show personalities, purchase music, share their favorite Artist's content on other social networks, and communicate directly with Artists and Stream Show hosts.

Music1 Artists benefit by having their music promoted to fans and potential consumers throughout the Internet, and by showcasing their talent directly to record company A&Rs, who are looking to sign new acts. Music1 Artists, fans and Stream Show personalities, receive valuable social activity stream data on who is listening, sharing and purchasing their content. Once Music1 users reach a certain visitor traffic threshold for their content and Music1 generates advertising revenues as a result of that traffic, then they may qualify for a share of advertising revenue.

Music1 intends to provide record company partners with reports to help identity top performing Music1 Artists based on fan volume and activity reports generated by proprietary and integrated tracking tools across the web and mobile devices. Record company executives can track specific Music1 Artists popularity and traffic demographics, and receive notifications when specified targets have been achieved, activity reports and music and video streams into their dashboards (an online control panel allowing customization of the user experience). Record company executives can also communicate with Music1 Artists directly and scout them for record deal consideration.

Revenue Streams

Music1 derives revenues from advertising and targeted marketing/sponsorship arrangements, selling access to social analytic data, music review services, talent placement fees, music content syndication, music licensing and publishing, music sales and membership subscriptions for premium services.

•
Social analytic data – Music1 provides marketing and fan tracking data through paid premium services to Artists and members of Music1 to help identity the demographics of their fan bases. Music1 enables advertisers to reach and target their audiences more effectively by providing general demographic data of members and visitors to the Music1 website.

•	Music Review Services – Music1 offers Artists several ways to have their music reviewed by record company A&R:

o
A&R Live Hookup Service is a unique workshop and music review session that enable Artists to speak live with record company A&R, learn the music business, pitch their Music1 promotional profile, and have their music heard for possible record deal consideration and receive immediate feedback. Each A&R Live Hookup session includes a moderator, record company A&R and up to 10 Artists. The A&R Live Hookup Service is hosted by phone teleconference through the Arlive.com website. Record company A&R review Artists’ music, answer questions about the industry and career options, and provide insider tips on how to manage their careers and maneuver through the music industry process. A&R interest in an Artist will typically result in follow-up requests for content and discussions relating to the Artist’s career path. Artists pay a registration fee on arlive.com to attend A&R Live Hookup sessions. Record company A&R may be paid a small stipend for their time, consultation and participation. Attendee registration fees are determined by the level of participation (e.g., view-only, content upload and review, etc.) and the number of songs an Artist chooses to have reviewed in addition to the workshop segment.

o
VIP Private 1-off Hookup is an exclusive one-on-one A&R Live service that includes a music consultant, one attendee, and a record company A&R, in which an Artist can talk one-on-one with record company A&R, learn the music business and have their music heard for deal consideration and receive immediate one-on-one feedback. These sessions average approximately 45 minutes and involves up to four Artist songs. The Arlive follow-up system automates and manages the exchange of music and follow-up between an Artist and an interested record company A&R. Artists pay a registration fee to participate, create a promotional profile and upload their music, photos, videos and biographical information. Record company A&R may be paid a small stipend for their time, consultation and participation.

o
Quick Demo Review, which is licensed to Music1, enables an Artist to register, upload their music and receive a recorded music review by a specific record company A&R. Attendees can register and upload up to three songs for review by a record company A&R. Reviews are conducted generally within three to ten business days and feedback is provided through the Quick Demo Review system. If an A&R is interested in an Artist’s music, he or she may request additional submissions from the Artist through the Arlive follow-up system which automates and manages the exchange of music and follow-up between Artists and record company A&R. Registration fees are charged depending on the number of songs uploaded by the Artist. Record company A&R may be paid a small stipend for their time, consultation and participation.

•
Talent placement fees – Music1 provides talent placement services bringing together Artists and A&Rs for possible collaboration. If a project or contractual relationship develops, Music1 will be entitled to a fee generally based on a percentage of the value of the project or contract, which is standard in the music industry.

•
Content syndication – Music1 intends to receive distribution and other fees in connection with the non-record company commercial syndication and distribution of Artists’ content through revenue sharing arrangements with the Artist.

•
Music licensing and publishing – Music1 intends to create a publishing company and enter into music publishing agreements with its most talented Artists, who have created original content. Music1 intends to provide licensing services on behalf of Artists and assist in the distribution of content in exchange for royalty fees.

•
MP3 E-commerce sales – Similar to other popular online music distribution models, Music1's platform allows Artists to sell and distribute their own content through the Music1 website. Artists are given the opportunity to sell their content at any price determined by them. Music1receives a small fee for each sale. Additionally, Music1 can offer Artists a variety of distribution models, including mobile downloads to other devices and platforms.

•
Premium services membership fees – Music1 offers Artists and member’s two levels of membership enrollment. Free membership allows users to upload music and videos and comment on content of other members and Artists, and rate content submissions. Premium membership allows members all of the benefits of free membership plus the opportunity to retain MP3 sales profits, access to a comprehensive database of music festivals, control of privacy settings on how their content is used, the ability to participate in contests via the Music1 website, the option to sell mobile versions of their music content, receive social and fan tracking analytics on the usage of their content and have this data transmitted to record company partners and prospects to gauge fan preference and loyalty, access to detailed earnings reports and other analytics relating to the member’s content, and assistance with direct sales of digital versions of content.

Advertising

Music1 believes it is in a strong position to monetize its video and music content library through targeted advertising based on user behaviors and also through direct sales and distribution of content uploaded by its members. Music1 utilizes proprietary technology (licensed from NetLab) that tracks online user activity on its website (in accordance with applicable Music1 website privacy policies) and builds profiles based on the content metadata accessed to determine the interests of users. Based on user activity, targeted advertisements can be offered to specific users at different areas of the website or embedded within the accessed content. Accordingly, multiple products and services can be offered to users that would be of interest to them based on their activity on the Music1 website.

Music1 will offer the two most commonly used ad monetization tools for video websites, but will bundle them with NetLab’s proprietary technology to create higher return on investment (ROI) for advertisers. Music1 believes it can significantly increase click-through-rates (CTR) using NetLab’s proprietary technology and know-how as compared with currently available methods used on other websites. Music1's behavior tracking system (currently under development with NetLab) will further add to CTR and enhance the user’s experience on the website. Several types of advertising opportunities will be offered through the Music1 website:

•
Display Ads – traditional banner advertising placed throughout the site will be offered in standard sizes with a minimum insertion fee and specified rates for CPM (cost per 1,000 views). Premium subscription members will have the option to turn off banner advertisement exposure.

•
Video Insertions – small segmented video commercials inserted into video content, similar to how commercials are displayed on Television, and include video pre-roll, post roll, or mid-roll insertions. The current standard compensation metric is also based on CPM. Music1 expects to be able to leverage the Openfilm model and relationships with leading ad providers in the market.

•	Video Overlay Ads – ads that play every 90 seconds located primarily at the bottom of film content that generate multiple impressions per content view.

As a consequence of the nature of our proprietary music discovery method, we are able to collect more information on which images, songs, texts and video content is viewed and those that are not, thus creating even higher targeting capability based on user preference. This will allow us to introduce and leverage a CPA (cost per action) or CPL (cost per lead) model of monetization, which will result in higher revenue potential.

Current Market Environment

According to the RIAA (Recording Industry Association of America), the total U.S. revenue for online and mobile digital music sales has steadily increased since its official tracking began in 2004 from $190.4 million to $3.12 billion in 2009. Physical sales (CD's) have steadily decreased from $13.35 billion to $7.39 billion during this same period.

According to a November 16, 2010 Morgan Stanley Research report – “Ten Questions Internet Execs Should Ask & Answer” – presented at the Web 2.0 Summit in San Francisco, global unit shipments of smartphones have been rapidly rising since 2005 and are expected to overtake desktop PCs and notebook PCs as the platform of choice by 2012. It is anticipated that in the near term, people will use mobile devices over PC's to connect to the Internet.

According to the International Federation of the Phonographic Industry (IFPI) Digital Music Report 2010, the music business is continuing to lead the creative industries into the digital revolution. In 2009, for the first time, more than a quarter of the recorded music industry’s global revenues (27%) came from digital channels – a market worth an estimated $4.2 billion, up 12 percent from 2008. In the U.S., the world’s largest music market, online and mobile revenues now account for around 40 percent of music sales. Consumer choice has been transformed as companies have licensed more than 11 million tracks to approximately 400 music distribution services worldwide.

These reports illustrate that consumer preference and purchasing trends support distribution of digital music content via the Internet and mobile platforms, and the continued development of technology infrastructure to access and support these markets.

Proprietary Technologies

In connection with the acquisition of Openfilm, we transferred certain intellectual property assets of Openfilm to our wholly-owned subsidiary, NetLab Systems, LLC, a Florida limited liability company, in order to better protect and manage our proprietary technologies and further exploit them for other vertical markets, including Motorsport and Music1. Each of the proprietary technologies used by Openfilm is subject to a Technology Transfer and License Agreement with NetLab. For more information, see “– Licensing Arrangement between Openfilm and NetLab” below. It is expected that similar licensing arrangement’s will be entered into with each of Motorsport and Music1 upon development of applications for their respective websites.

We believe that in the online video sector, only a small percentage of the hundreds of Internet portals are able to employ proprietary technologies because most systems are generally built on open source coding platforms. We believe that as a result of the proprietary technology used by Openfilm (licensed from NetLab) combined with its “know-how,” Openfilm can better serve its target markets and members. Further, we believe that these technologies allow us to build scalable systems that can be implemented in virtually any market, including those served by Motorsport and Music1.

The Openfilm Contest Management System, called Launchpad (licensed from NetLab), uses various methods and algorithms to conduct and manage online contests of any form. The system enables Openfilm to “white label” online contests, with robust backend functionality that allows control of the contest with minimal technical training. We believe that Launchpad controls allow contest hosts to receive, filter and judge submissions quicker, more easily and more efficiently. Submissions can be in the form of video files, audio and other common digital formats. The system is designed to provide scalability in functionality and application processing. We believe that the Launchpad contest platform enables optimum engagement of consumers and more effective capturing of data and management of content.

Although Film Festivals are considered natural consumers of the Launchpad platform, as it will help them significantly reduce administrative expenses and streamline the submission and judging process, it can also be an effective tool in the corporate and education sectors and other areas that may need a resource or talent management system.

Subconscious user behavior tracking is another proprietary system owned by NetLab, which monitors viewers as they interact with Internet websites. Content on the website is coded using mathematical algorithms to arrange content based on its collective and/or average evaluations. The resulting data gathered through user experiences can be used in a variety of ways. This preference monitoring system will assist Openfilm’s advertising clients in directed marketing campaigns and will provide Openfilm with effective and reliable audience participation in its offerings. Additionally, user behavior tracking will yield profiles for each user, allowing the best possible video recommendations system to evolve. NetLab engineers are developing similar applications for use in Motorsport’s and Music1’s businesses.

Openfilm currently offers, to a limited extent, video with programmable story lines that allow content creators to offer interactive experiences for their viewers, such as selection of alternative movie endings. The Openfilm interactive system (licensed from NetLab) allows digital product placement of any branded item into any frame of content. Dynamic tracking of the insertion and user interaction is expected to result in valuable brand placement optimization and advertisers will be able to determine the best frames within videos to place their brand for maximum exposure and return on investment.

Music Brain (developed by NetLab for Music1) is a tool for predicting musical user preferences based on visual user preferences. The voting for songs and images, and other metrics are used to identify user preferences and apply them in other intuitive situations. Music Brain suggests playlists and songs for a particular user based on prior preference metrics and behaviors. Music Brain utilizes advanced mathematical algorithms and implements psychological models for accurate prediction of song preferences.

NetLab is currently developing additional technology that is intended to allow Artists’ music to be automatically distributed to listeners based on behaviors, navigation, preferences and interaction with content on the website.

Other Technology Advancements

Showcasing quality content is one of the highest priorities on the Internet. Openfilm utilizes a unique submission processing system (licensed from NetLab), which converts videos into High Definition (HD) and allows publication in multiple resolutions. Additionally, Openfilm products and services provide a wide array of tools that permit content owners to enhance and control various aspects of the distribution and viewing process and to generate a variety of useful analytical reports.

Through the reach of the Openfilm website and other online syndication partners, Openfilm’s content providers are able to offer their content for sale through various methods including desktop downloads and on mobile devices.

A 3-D viewing experience will also be available through the Openfilm video player later in 2011 as this method of delivery gains market acceptance.

Technology Diversification

The online software currently utilized by Openfilm (licensed from NetLab) was designed with scalability to enable it to be utilized across different vertical markets, including Motorsport and Music1. This platform and its proprietary technological advantages can be adapted to other markets, such as sports, education, government and corporate applications, music and other sources and uses of online content.

The algorithms of classification users' feedback developed for Music Brain can be also used for other applications, such as analysis of user's activity on the website to identify groups of users with similar behavior and deliver them content with high probability that the user group will like it. Another application of this technology is the development of various business intelligence tools such as data mining and predictive analytics.

Due to a variety of technological innovations and advantages, many of which are eligible for patent protection, we believe that our online media businesses and NetLab will be able to generate revenue from various sources, maximizing utilization of these technologies in various markets. Multiple revenue streams leave no dependency on one business model. The platform utilized by Openfilm and other NetLab technologies are built on broad principles, with flexibility, scalability and adaptability in mind.

We will generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in the intellectual property. Although Openfilm, Motorsport, Music1 and other customers will utilize NetLab’s proprietary platforms and other products in object code form, no assurance can be given that unauthorized third parties will not be able to copy such software. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours. We could incur substantial costs in defending ourself or our licensees in litigation brought by third parties, or in seeking a determination of the scope and validity of the proprietary intellectual property rights of others.

Development Team

Our technology development team consists of more than 35 engineers. The majority of the team has been working together for the past three years to enhance the Openfilm website and develop new proprietary features that will bring additional functionality to users and revenue sources to Openfilm, as well as, Motorsport, Music1 and others. Development activities are conducted primarily offshore in Dnepropetrovsk, Ukraine through Openfilm’s wholly-owned subsidiary, Zivos, LLC, a Ukranian company. We believe that overall research and development costs are significantly less than comparable facilities and staff in the United States.

Licensing Arrangement between Openfilm and NetLab

In connection with the acquisition of Openfilm and the transfer of certain technologies to NetLab, Openfilm and NetLab entered into a Technology Transfer and License Agreement whereby Openfilm has been granted a perpetual, non-exclusive license to use, modify and enhance certain of the NetLab technologies used in conjunction with the Openfilm website. Openfilm is required to pay to NetLab a license fee equal to five percent of the gross revenue generated by Openfilm’s use of the licensed NetLab technologies. The initial term of this arrangement is ten years with automatic one year renewals unless sooner terminated in the event of breach or upon 30 days prior written notice after the initial term. It is expected that similar arrangements will be entered into with Motorsport and Music1 upon delivery of applications for use on their respective websites.

License Agreement with Stephen Strother

In connection with the acquisition of Music1, Stephen Strother entered into a License Agreement with Music1 granting Music1 a world-wide royalty-free license and rights to use certain technology and other intellectual property owned by Mr. Strother, including the Quick Demo Review technology, which enhances the functionality of the Music1 online services, and Around the Block, which is an online music video series utilizing technology developed by Mr. Strother.  For more information about Quick Demo Review, see “Item 1. Business – Business Description – Music1 Development of Business – Revenue Streams.”

Research and Development

Management believes that our future success depends in part upon the timely enhancement of existing products and the development of new products and applications. We are currently developing new software products relating to information management with broad applications in the commercial, government and education markets and enhancing existing products to improve price and performance, expand product capabilities, simplify user interfaces, help define and support emerging industry standards, and develop interoperability with most products and devices commonly used in our targeted markets. Up until the date of acquisition, Openfilm operations, including research and development costs, were funded primarily by entities controlled by our President, Mike Zoi. Since the date of acquisition of Openfilm, research and development costs were funded pursuant to the Subscription Agreement with TGR and the Enerfund Subscription Agreement. It is expected that revenues received pursuant to the licensing arrangements with our online media businesses will significantly contribute to NetLab’s funding requirements in the future.  Additionally, we may pursue other external research and development funding sources and collaborative partners.

For fiscal 2010 (April 1, 2010 through December 31, 2010), fiscal 2009 and fiscal 2008, the research and development expense of Openfilm and NetLab was approximately $443,819, $483,013, and $187,402, respectively.

Regulation

We do not believe that we are required to obtain government approval of our products or services. However, since Openfilm, Motorsport and Music1 collect, or intend to collect, certain information from members and users on their respective websites, such entities will be subject to current and future government regulations regarding the collection, use and safeguarding of consumer information over the Internet.

Our businesses are subject to the California Online Privacy Protection Act of 2003 (CA OPPA), which requires website operators to post its privacy policy on its website and to include certain disclosures relating to the type of information collected, how it is used and how users can review and make changes to the information collected. We believe that we are currently in compliance with the CA OPPA.

In recent years, the Federal government has proposed several pieces of legislation designed to regulate information obtained online and safeguard personal and confidential consumer information from theft or compromise. Although none of such legislation has yet been enacted, we believe that consumer protection initiatives similar to the Privacy Act of 2005, the Information Protection and Security Act, the Identity Theft Prevention Act of 2005, the Online Privacy Protection Act of 2005, the Consumer Privacy Protection Act of 2005, the Anti-phishing Act of 2005, and the Social Security Number Protection Act of 2005, will be enacted in the near future, compliance with which may result in significant efforts and increased costs.

Competition

Openfilm

Many of the companies with whom Openfilm competes or expects to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels and are better known than Openfilm. We believe that the principal factors affecting Openfilm’s ability to compete are the accessibility, functionality and ease of use of the Openfilm website, and the compelling nature of the value proposition to advertisers and brands, as well as, the performance and unique features of the Openfilm platform and other applications and solutions offered by Openfilm, the effectiveness of marketing efforts, the success of its video contests and film production and  distribution abilities and pricing of membership and other offers.

Openfilm believes that it can successfully differentiate itself from its competitors due to the proprietary technology licensed from NetLab, its unique focus on independent filmmakers and their content, and its Celebrity Advisory Board. Openfilm’s tiered membership model allows flexibility for users and promotes migration from lower value membership plans to premium membership plans.

Other competitive advantages include the ability of independent filmmakers to submit their films on Openfilm’s website, receive valuable feedback from Advisory Board members and to participate in online contests.  Films that are showcased on the Openfilm website undergo a rigorous screening process to ensure they meet quality standards of production and artistic merit.

We believe that the proprietary technologies (licensed from NetLab), which are utilized by Openfilm are not commonly found in the online video-sharing world and thus provide a distinct competitive advantage for Openfilm primarily because of the ability of Openfilm to deploy customized solutions for its members, advertisers and others.

Motorsport

Motorsport.com competes with other websites aimed at motorsport fans, providing news, event photos and merchandise. According to Alexa.com©, as of December 31, 2010, Motorsport.com was ranked 40,910 for most trafficked websites world-wide, 19th in relation to all racing related websites (out of 4,312) and 3rd in relation to all racing news and media websites (out of 118). The rank is is calculated using a combination of average daily visitors and page views over the past month.

Motorsport.com competes with other, well-established companies, such as Autosport.com, based in the UK and part of Haymarket Publishing, which has the advantage of viewer support from traditional weekly print magazines, including Autosport magazine and F1 Racing magazine, and Crash.net, which is an online media publishing house and multimedia agency (Crash Media) that also has the support of publications like Autocourse, Rallycourse and Motocourse.

Additionally, Motorsport.com competes with websites that are sponsored by cable TV channels, such as Speedtv.com, a U.S.-based motorsport portal that has the advantage of support from its related cable TV channel in the U.S. and Canada.

Other competitors of Motorsport.com include racing series sites (Formula1.com, NASCAR.com, etc.), sports websites that also cover motor racing (espnf1.com, BBC Sport, sports.yahoo.com, itv.com F1 Sport, etc.), and vertical motor racing sites that focus on only one form of racing (jayski.com, Planet F1, etc.)

Motorsport.com also competes with hundreds of smaller websites and independent blogs around the globe due to the low barriers and costs to enter this market on the Internet.

Motorsport.com competes primarily on the basis of the content and services offered, the relevance of news and photos, reliability, brand loyalty, functionality and ease of use of website features, and in the future, the perceived value and cost of premium membership and other fee-based services.

Music1

The current market for services to independent artists is highly competitive.  Music1 believes it is uniquely positioned to capitalize on the rapidly growing online and mobile music markets and distribution of content primarily through its new artist discovery service.  Music1 combines proprietary technology (primarily developed by NetLab), knowledge and connections to the music industry, to provide artists with superior opportunities to connect to the decision-makers at record companies.

Music1 competes with a variety of web-based companies in its market, some of which are larger and more well established, including Purevolume (USA), an artist discovery and promotion website, Reverbnation, an Artist discovery and social networking site, iTunes’ Ping, an Artist discovery, social networking and e-commerce site, Myspace (USA), also the home of Myspace Music, which offers a growing catalogue of freely streamable audio and video content, and other music content sharing websites and social entertainment marketing websites.

Music1 competes primarily on the basis of the content and services offered, its unique relationships with, and access to, A&Rs, brand loyalty, functionality and ease of use of website features, including social networking, and access to new Artists, and the perceived value of membership and other fee-based services.

Employees

We conduct operations from our Miami, Florida headquarters, our Ukrainian technical facility and our California satellite office. Our Miami headquarters provides operations, finance, IT, legal, human resources and business development resources to our operating businesses. As of December 31, 2010, there were 12 people in our Miami headquarters, including our senior executive officers, the senior management of Openfilm and various support staff. As of February 1, 2011, six additional administrative personnel were added from Motorsport and Music1.

Our technology development is conducted primarily in facilities located in Dnepropetrovsk, Ukraine through Openfilm’s wholly-owned subsidiary, Zivos, LLC, a Ukranian company.  This facility includes 35 highly skilled engineers and technology professionals, as well as, management and financial personnel and support staff.

Our satellite office in Los Angeles, California accommodates our Advisory Board members and others during live studio chats, and includes Openfilm’s director of communications, director of business development and one marketing support person.

Reports to Security Holders

We are required to file reports with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Periodic Reports on Form 8-K. We also file Information Statements on Schedule 14C in lieu of Proxy Statements on Schedule 14A since the majority of our voting securities are held by entities controlled by our President, Mike Zoi.

The public may read and copy any materials we file with, or furnish to, the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information on its website at http://www.sec.gov.

We will make available free of charge on our website (www.netelement.com), our public reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Alternatively, we will provide electronic or paper copies of our public filings free of charge upon request.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We lease approximately 6,500 square feet of office space in Miami, Florida at an annual rental of $187,785. The current lease term expires December 31, 2011 and may be extended for an additional year at our option at an annual rental of approximately $201,695. Our corporate headquarters and Openfilm, Motorsport and Music1 operations are conducted at this location. We believe that this facility is adequate for our anticipated needs.

Zivos, LLC leases approximately 1,600 square feet of office space in Dnipropetrovsk, Ukraine, where it conducts primarily research and development activities, at an annual rental of approximately $12,000 (not including utilities). The current lease term expires July 31, 2011. We believe that this facility is adequate for our anticipated needs.

Openfilm subleases approximately 450 square feet of office space in Los Angeles, CA, which is used primarily for marketing, public relations and celebrity chat (studio) activities. The lease term is month to month and the monthly rent is approximately $1,500.  We believe that this facility is adequate for our anticipated needs.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising in the normal course of operations. We are not currently a party to any such proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities.

There currently is no established public trading market for our common stock. The number of shareholders of record of our common stock at December 31, 2010 was 205. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The principal markets for our stock were the Over The Counter Bulletin Board (OTCBB) and Pink Sheets LLC. On December 30, 2010, the price of our common stock last traded at $0.01 per share on the OTCBB.

The following table sets forth the high and low prices for our common stock for the quarterly periods indicated as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2008*	June 30, 2008	$0.12	$0.12
	September 30, 2008	$0.13	$0.13
	December 31, 2008	$0.07	$0.07
	March 31, 2009	$0.30	$0.07
2009*	June 30, 2009	$0.22	$0.22
	September 30, 2009	$0.23	$0.23
	December 31, 2009	$0.15	$0.15
	March 31, 2010	$0.15	$0.15
2010*	June 30, 2010	$0.15	$0.09
	September 30, 2010	$0.09	$0.01
	December 31, 2010	$0.01	$0.01

* Note: Fiscal 2010 reflects the nine month transition period from April 1 through December 31, 2010 as we changed to a calendar year financial year. Accordingly, fiscal 2009 reflects the period from April 1, 2009 through March 31, 2010 and fiscal 2008 reflects the period from April 1, 2008 through March 31, 2009.

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Plan Shares Outstanding

The following table sets forth information as of December 31, 2010 with respect to the Company’s 2004 Stock Option Plan, approved by our security holders. The 2004 Stock Option Plan authorizes the issuance of a maximum of 10,000,000 shares underlying options. We previously granted options to purchase a total of 4,825,000 shares of common stock, of which options to purchase 4,737,500 shares of common stock expired unexercised.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,200,000	$0.25	3,975,000

Recent Sales of Unregistered Securities

On August 7, 2008, our Board of Directors approved a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”) with TGR, wherein TGR committed to invest up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of our common stock for $0.02 per share. In addition, we granted TGR warrants to purchase up to 50,000,000 shares of common stock for $0.05 per share. These warrants may be exercised within five years from the date of grant. The shares and warrants are issuable under the Subscription Agreement upon the funding from time to time by TGR. The valuation date to determine the appropriate compensation charge is the last day of the quarter then ended. The Subscription Agreement was amended on January 12, 2010 to increase the Investment Amount by an additional $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of common stock and 50,000,000 warrants to purchase common stock for $0.05 per share for a period of 5 years from date of issuance.  TGR has funded the full amount required under the Subscription Agreement.

For the twelve months ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of our common stock and fully vested warrants to purchase 8,093,757 shares of our common stock at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement. These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.

For the nine months ended December 31, 2010, TGR was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock for $0.05 per share in exchange for funding of $2,021,763 provided during the nine months ended December 31, 2010 under the terms of a Subscription Agreement.  The Subscription Agreement was fully subscribed at December 31, 2010.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have sufficient authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 has been accounted for as an advance until we can issue the balance of the shares and warrants, which is expected on or about March 1, 2011, and appears on our balance sheets as a stock subscription liability. The proceeds of the Enerfund Subscription Agreement will be used to fund our operations.

Through May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to $91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, we provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vested monthly from April 1, 2009 to September 30, 2009.  On March 31, 2010, Mr. New was granted 250,000 fully vested shares of our common stock and a compensation charge of $37,500 was recorded based on the fair value of the stock issued on the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock which vested monthly between April 1, 2009 and September 30, 2009.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of the Company held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. Dune paid $300,000 on November 23, 2009. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to us. Accordingly, we received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of our common stock to Dune on January 12, 2010.  On April 28, 2010, we agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. We refunded $300,000 to Dune in exchange for return of the 3,000,000 shares of common stock previously issued.

On November 1, 2008, we entered into a Letter Agreement with Olympus Securities LLC (the “Agreement”). Under the Agreement, Olympus was appointed our exclusive financial advisor and investment banker (collectively, the “Services”) for a period of seven (7) months. After expiration of this initial term, the Agreement is to automatically continue on a month-to-month basis, with each party having the right to terminate on thirty (30) days notice. The Agreement included a fee of one thousand dollars ($1,000) per month in return for the Services, except for the first month, where, instead of the monthly fee, we granted five (5) year warrants to Olympus to purchase one million (1,000,000) shares of our common stock at ten cents ($.10) per share. The warrants were valued at $149,999 and were to be amortized over the seven-month term of the Agreement. The Agreement contains other provisions relating to payments of cash, stock and warrants in connection with any future financing or investment transaction completed through Olympus. We have has not yet paid a cash fee or provided the abovementioned warrants to Olympus due to the failure by Olympus to provide meaningful investment banking services until world financial markets stabilized and, more recently, due to the unwind of the TOT-SIBBNS joint venture.  We have amortized the warrant charge of $149,999 during the twelve months ended March 31, 2009 and accrued this amount in the financial statements at December 31, 2010 and March 31, 2010.

At December 31, 2010, we had options to purchase 1,200,000 shares of common stock outstanding under our stock option plan, of which options to purchase 1,005,556 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.28 years. We also had warrants to purchase 156,000,000 shares of common stock outstanding at December 31, 2010 with a strike price of $0.05 per share and a remaining average contractual term of 4.38 years.

We entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby we received certain marketing and promotional services and sponsorship rights to display our  logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of our restricted stock.

Pursuant to the Openfilm Purchase Agreement, on December 14, 2010, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm.

On December 14, 2010, we issued 1,000,000 shares of common stock to Curtis Wolfe in exchange for legal services provided on our behalf.

We believe that each of the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

See information described under “Recent Sales of Unregistered Securities” above.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward -looking statements. These statements relate to our expectations, hopes, intentions or strategies regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. Forward-looking statements include but are not limited to statements regarding: our future business plans; future sales of our product and services; introduction of new products and services; expected hiring levels; marketing plans; increases of selling, general and administrative costs; financing requirements and capital raising plans; successful integration and development of acquired businesses; regulatory and economic factors affecting our businesses and other factors that may impact our acquisition and development strategy, some of which are beyond our control and difficult to predict. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (the “Commission”) from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to raise capital; our ability to control costs; changes within our industries; new and upgraded products and services by us or our competitors; employee retention; sovereign risk; legal and regulatory issues; changes in accounting policies or practices; currency translation and exchange risks; our ability to protect our proprietary technologies; our ability to manage growth; our dependence on our major stockholder and president to continue to fund operations; and the market acceptance of our products and services.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, although we will continue to comply with our obligations under the securities laws.

The following discussion should be read in conjunction with our other filings with the Commission and the consolidated financial statements and related notes included in this report.

General

We are currently engaged in pursuing a strategy to develop and/or acquire technology and applications for use in the online media industry. In furtherance of this strategy, we acquired Openfilm in December 2010 and Motorsport and Music1 on February 1, 2011. We believe that our technology platforms and development expertise will enable us to enhance the digital distribution of content in a variety of industries. Accordingly, we intend to explore the possibility of acquiring other internet portal properties and companies with similar goals of connecting people in various vertical markets, such as the medical, educational, sports and legal markets. From time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with equity shares and this may result in substantial dilution to existing stockholders.

Since the unwind of the TOT-SIBBNS joint venture effective March 31, 2010, we have had no significant operations until the acquisition of Openfilm on December 14, 2010. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue operations, of which there can be no assurance.

Until December 31, 2010, short term financing was provided by TGR Energy, LLC (“TGR”), an entity controlled by our president, Mike Zoi, pursuant to a Subscription Agreement dated August 7, 2008 (the “Subscription Agreement”). TGR agreed to provide up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of common stock and warrants to purchase up to 50,000,000 shares of common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR funded the Investment Amount as required in our operational budget. On January 12, 2010, TGR agreed to increase its funding commitment from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.  TGR has funded the full amount required under the Subscription Agreement.

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of our common stock and fully vested warrants to purchase 8,093,757 shares of our common stock at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.  A compensation charge of $4,717,677 was recorded for the fiscal year ended March 31, 2010. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

For the nine months ended December 31, 2010, TGR was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock for $0.05 per share in exchange for funding of $2,021,763 provided during the nine months ended December 31, 2010 under the terms of a Subscription Agreement.  A compensation charge of $1,620,787 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of TGR and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31st.  The loan matures on December 10, 2012 with accrued interest due at that time.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have sufficient authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund.  This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010.  The balance of the proceeds of $880,000 has been accounted for as an advance until we can issue the balance of the shares and warrants, which is expected on or about March 1, 2011, and appears on our balance sheets as a stock subscription liability. The proceeds of the Enerfund Subscription Agreement will be used to fund our operations.

We entered into a Sponsorship Agreement with American Speed Factory dated April 22, 2009, whereby we received certain promotional services and sponsorship rights to display our logo in connection with the 2009 Ferrari Challenge racing season in exchange for the issuance of 500,000 shares of our restricted stock.  This arrangement was valued at $50,000, which amount was recorded as an advertising expense for the quarter ended June 30, 2009.

Through May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed-upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, we provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  A compensation charge of $12,500 was recorded for the quarter ended June 30, 2009 and a compensation charge of $10,000 was recorded for the quarter ended September 30, 2009, which reflects the market value per share ($0.10) on the first trading day after the date of grant.  At March 31, 2010, we provided Mr. New with 250,000 shares of fully vested common stock for services provided to us  under a salary reduction.  A compensation charge of $37,500 was recorded for the quarter ended March 31, 2010, which reflects the market value per share ($0.15) on the first trading day after the date of grant.

Other employees (other than officers and directors) receiving salary reductions were granted a total of 50,000 shares of common stock vesting monthly between April 1, 2009 and September 30, 2009.  We recorded a compensation expense of $2,347 for the quarter ended June 30, 2009 and a compensation expense of $1,042 for the quarter ended September 30, 2009, to reflect the market value of stock provided in lieu of cash compensation.  Both of these charges were calculated using the price per share of common stock ($0.10) on the first trading date after the date of grant.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of the Company held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to us. Accordingly, we received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of our common stock to Dune on January 12, 2010.  On April 28, 2010, we agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. We repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000.  The redeemed shares were accounted for as treasury stock.

At December 31, 2010, we had options to purchase 1,200,000 shares of common stock outstanding under our stock option plan, of which options to purchase 1,005,556 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.28 years. We also had warrants to purchase 156,000,000 shares of common stock outstanding at December 31, 2010 with a strike price of $0.05 per share and a remaining average contractual term of 4.38 years.

As set forth in our audited financial statements for the fiscal years ended December 31, 2010 and March 31, 2010, several factors raise significant doubt as to our ability to continue operating as a going concern.  These factors include our history of net losses and that as of March 31, 2010, due to the unwind of the TOT-SIBBNS joint venture, we had no significant operations until the acquisition of Openfilm effective as of December 14, 2010, and a working capital deficit. We are dependent upon TGR or Mike Zoi (as a result of his controlling interest in TGR and Enerfund and our dependence on the continued support of our operations by Mr. Zoi) to fund our operations. Our independent auditors’ report on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that our current operating strategy, as described in the preceding paragraphs and the proceeds received from the Enerfund Subscription Agreement and expected continued financial support from Mr. Zoi, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur and Mr. Zoi is not obligated to continue to fund our operations.

On November 11, 2010, our Board of Directors adopted a resolution changing our fiscal year end from March 31 to December 31 effective immediately. Accordingly, the first 12-month fiscal year will run from January 1, 2011 through December 31, 2011. The nine-month period from April 1, 2010 through December 31, 2010 is presented herein along with comparative financial information to assist in period-to-period comparisons. Our Board believes that this change will allow better alignment of our annual planning and budget processes with our new business strategy as we are no longer engaged in the seasonal oil and gas business.  Accordingly, “fiscal 2010” reflects the nine month transition period from April 1 through December 31, 2010, “fiscal 2009” reflects the period from April 1, 2009 through March 31, 2010 and “fiscal 2008” reflects the period from April 1, 2008 through March 31, 2009.

Historical Overview

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad contributed certain of SIBBNS’ assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company appraised the contributed assets at USD $6,221,881.We ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry, including the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan.  At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS.

TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operation in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009.

TOT-SIBBNS had expectations of continuing exploratory drilling (both through its existing customer and new customers) for the 2009/2010 drilling season as the price of oil had risen significantly and TOT-SIBBNS was able to secure an additional drilling contract in November 2009. However, in January 2010, it became questionable whether activities with TOT-SIBBNS’ initial customer would recommence in the short term, and there remained uneasiness in the market over the continued improvement in crude oil prices, which had a negative impact on the exploratory drilling market in Russia at that time.  Accordingly, on January 27, 2010, after several weeks of exploring other business opportunities, we altered our business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities.

We executed an unwind agreement with TOT-SIBBNS whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on our balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010. Operations of TOT-SIBBNS are included in our consolidated financial statements at March 31, 2010 as discontinued operations, but are not included in the consolidated financial statements subsequent to March 31, 2010.

KORLEA-TOT is our 51% joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”), a provider and trader of energy assets in the Czech Republic. The joint venture, Korlea-TOT, established as of July 17, 2008, was expected to assist in the marketing of oil assets sourced by other TOT-Energy companies and contacts.  There has been no activity to date with this joint venture. Accordingly, in November 2010, we sent Korlea notice of our request to unwind this arrangement. We intend to sell our ownership in the KORLEA-TOT joint venture to Korlea in exchange for a cash payment equal to 51% of the cash balance in the joint venture on the date of unwind.  Consummation of this transaction will be subject to obtaining certain approvals and making certain filings overseas. It is expected that this transaction will be completed during the first quarter of 2011.

We had intended to develop a downstream solar business to provide complete solar solutions (design, installation, maintenance and finance) to commercial customers. Although we commenced some activities in this regard during 2010, we have, as of December 31, 2010, abandoned further development as a result of the acquisition of Openfilm in order to focus on the development and operation of our online media businesses.

As part of our strategy to develop an online media company, on December 14, 2010, we entered into a purchase agreement (the “Openfilm Purchase Agreement”) with the members of Openfilm, LLC, a Florida limited liability company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet.  Mike Zoi, our President, through his control of Enerfund, LLC and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition by us. Pursuant to the Openfilm Purchase Agreement, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421shares were issued to the remaining seven non-controlling security holders of Openfilm. Upon completion of the acquisition transaction on December 14, 2010, Openfilm became a wholly-owned subsidiary. Additionally, in connection with the acquisition of Openfilm, we established NetLab Systems, LLC (NetLab), a Florida limited liability company, and transferred the ownership of certain intellectual property assets from Openfilm to NetLab. Openfilm and NetLab entered into a Technology Transfer and License Agreement granting Openfilm the right to use certain technology transferred to NetLab. Research and development activities are conducted primarily through Zivos, LLC, a Ukrainian limited liability company and wholly-owned subsidiary of Openfilm. Up until the date of acquisition, Openfilm operations were funded primarily by entities controlled by our President, Mike Zoi.

On February 1, 2011, we acquired from Enerfund (a company controlled by Mike Zoi) an 80% interest in Motorsport.com, Inc., a company engaged in providing news, community forums and information to the automobile racing enthusiast market through its website (www.motorsport.com), and a 97% interest in Music1, a company that provides opportunities for emerging musical artists, songwriters and producers to be reviewed by record company executives, as well as, an interactive website (www.music1.com) and social community that permits the uploading and sharing of subscriber-created music.

In connection with the acquisitions of Motorsport and Music1, we assumed certain indebtedness to Enerfund in the principal amount of $184,592 and $128,890, respectively. The annual interest rate is 5% payable annually on December 31st.  The loans mature on the third anniversary of each funding under the respective loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

Net Element Results of Operations for the Nine Months Ended December 31, 2010 Compared to the Twelve Months Ended March 31, 2010

We reported a net loss of $3,101,146, or $0.01 per share, for fiscal 2010 as compared with a net loss of $6,596,834, or $0.02 per share, for fiscal 2009.  The net loss for fiscal 2010 does not include discontinued operations (TOT-SIBBNS).  The net loss for fiscal 2009 includes a loss from discontinued operations of $646,017 relating to the TOT-SIBBNS joint venture.

Revenues were $242 for fiscal 2010 as compared with $0 for fiscal 2009. Fiscal 2010 revenues reflect revenues received from Openfilm from the acquisition date of December 14, 2010 through December 31, 2010. Fiscal 2009 revenues reflect revenues received in connection with the TOT-SIBBNS joint venture, which was unwound as of March 31, 2010. The fiscal 2010 revenues are primarily from Openfilm membership fees and film contest entry fees.

The gross margin for fiscal 2010 was ($37,920) reflecting advertising revenues of $242 and cost of sales of $38,162 relating primarily to Openfilm for the period from December 14, 2010 (the date of acquisition) through December 31, 2010.  Cost of sales consists of direct expenses to maintain and operate our Openfilm.com web site.  The gross margin for fiscal 2009 was $0 as the company discontinued operations of TOT-SIBBNS, our oil services joint venture business.

General and administrative expenses were $3,066,261 for fiscal 2010 as compared with $5,789,352 for fiscal 2009.  General and administrative expenses for fiscal 2010 reflect salaries and professional fees and a non-cash compensation expense ($2,216,391) for stock provided under the Subscription Agreement and the Enerfund Subscription Agreement, as well as, Openfilm general and administrative expenses of $37,807 for the period from December 14, 2010 (the date of acquisition) through December 31, 2010.

General and administrative expenses for fiscal 2009 were $5,789,352, which included non-cash compensation expenses of $4,864,863 for stock provided under the Subscription Agreement and, to a lesser extent, services rendered on behalf of the Company paid in shares of common stock.  The non-cash compensation expenses were higher for fiscal 2009 as compared with fiscal 2010 primarily due to the intrinsic value charges from the stock provided under the Subscription Agreement and the shortened fiscal year period in 2010. The following table sets forth a comparative summary of general and administrative expenses for the fiscal years ended December 31, 2010 and March 31, 2010.

G&A Summary Comparison:
Category	Nine Months Ended December 31, 2010	Twelve Months Ended March 31, 2010	Variance

Non-cash compensation expense from subscriptions agreements and share based compensation	$2,216,391	$4,864,863	$2,648,472
Payroll	465,127	602,420	137,293
Professional fees	226,285	115,933	(110,352)
Rent	37,970	10,000	(27,970)
Filing fees	35,604	9,547	(26,057)
Other expenses	84,884	186,589	101,705
	$3,066,261	$5,789,352	$2,723,091

Payroll expenses for fiscal 2010 were lower than fiscal 2009 primarily due to the shortened fiscal year period in 2010. Professional fees and filing fees were higher for fiscal 2010 as compared with fiscal 2009 primarily due to the acquisition of Openfilm and related SEC filings.   Rent expense increased in fiscal 2010 compared with fiscal 2009 due to our move to new corporate headquarters at a higher monthly rental ($15,648 versus $1,000 per month).

Other income was $2,946 for fiscal 2010 as compared with an expense of $171,025 for fiscal 2009, which reflected subscription income from Openfilm during fiscal 2010 for the period from December 14, 2010 (the date of acquisition) through December 31, 2010 and expenses from discontinued operations ($80,688) of TOT-SIBBNS and the write-off of a loan to TOT-SIBBNS ($90,282) during fiscal 2009.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31st.  The loan matures on December 10, 2012 with accrued interest due at that time.  The proceeds of this loan are being used to fund Openfilm operations.

Going Concern

Net Element had a net loss of $3,106,146 for the twelve months ended December 31, 2010 and $6,596,834 for the twelve months ended March 31, 2010, and further losses are anticipated. We had a negative cash flow from operations of $1,519,972 for the twelve months ended December 31, 2010, and $747,945 for the twelve months ended March 31, 2010. Net Element’s ability to continue operating is limited without continued availability of financing, of which there can be no assurance. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should Net Element be unable to continue as a going concern. We are dependent on continued funding by entities controlled by our President, Mike Zoi, of which there can be no assurance as Mr. Zoi is not obligated to continue such funding. We will need to raise additional funds for operations during the latter half of 2011.

Motorsport Results of Operations for the Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Motorsport’s net income for the year ended December 31, 2010 was $14,137, an increase of $35,061, as compared with a net loss of $20,924 for the year ended December 31, 2009.  The increase in net income was primarily the result of an increase in revenues of $47,849, from $32,917 in 2009 to $80,766 in 2010, offset, in part, by an increase in professional fee expense of $10,167 and internet connectivity of $2,525.  In 2010, revenues also increased as a result of a 9% increase in net page views from the prior year period.  During the year ended December 31, 2010, loans payable to shareholders in the amount of $26,350 were repaid.

Pro Forma Results

The following unaudited pro forma condensed combined financial information gives pro forma effect to our acquisition of Motorsport, LLC and it’s 80% owned subsidiary Motorsport.com, Inc. (both entities referred to as (“Motorsport”).  The transaction has been accounted for as a merger between entities under common control due to the commonality of ownership between us and Motorsport. The acquisition of Music1 is not considered the acquisition of a significant business or subsidiary and as such financial statements and pro forma results of Music1 are not required.

The following unaudited pro forma condensed consolidated financial statements and explanatory notes present how our financial statements may have appeared had the acquisition occurred on April 1, 2009 (with respect to the results of operations) or as of December 31, 2010 (with respect to the balance sheet information). Adjustments to the pro forma presentation for the nine month period ended December 31, 2010 and the twelve month period ended March 31, 2010 include recording the income earned between December 17 and December 31, 2010 of Motorsport, LLC, amortizing intangible assets and eliminating equity of acquired entities.
These unaudited pro forma condensed consolidated financial statements have been derived from and should be read together with our historical financial statements and related notes included in this annual report on Form 10-K.  Motorsport.com, Inc.’s historical financial statements for the years ended December 31, 2010 and 2009 are included elsewhere in this report.

The unaudited pro forma condensed consolidated financial information has been prepared by management, presented for illustrative purposes only, and do not purport to represent what the results of our operations or financial position  would have been had the acquisition occurred as of the dates indicated, nor is it indicative of future financial position or results of operations for any period.

Condensed Consolidated Pro Forma Balance Sheet
December 31, 2010

	Net Element, Inc.	Motorsport.com	Adjustments (1)	Pro Forma
ASSETS
Current assets
Cash	$2,500,253	$1,309	$22,704	$2,524,266
Accounts receivable	3,477	6,470		9,947
Prepaid expenses and other assets	172,531	-		172,531
Total current assets	2,676,261	7,779	22,704	2,706,744

Property and equipment, net	151,416	2,398	(2,398)	151,416

Other assets	3,300	-	659,621	662,921
Total assets	$2,830,977	$10,177	$679,927	$3,521,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued expenses	$487,033	$4,900	$10,533	$502,466
Notes and accounts payable to related parties	49,999	-	581,307	631,306
Stock subscription liability	880,000	-		880,000
Total current liabilities	1,417,032	4,900	591,840	2,013,772

Long term liabilities
Due to related parties (non-current portion)	1,667,020	-	-	1,667,020
Total long term liabilities	1,667,020	-	-	1,667,020
Total liabilities	3,084,052	4,900	591,840	3,680,792

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-		-
Common stock	642,117	1,420	(1,420)	642,117
Treasury stock	(2,641,640)	(500)	500	(2,641,640)
Paid in capital	28,143,518	23,500	(62,636)	28,104,382
Deferred compensation	(13,556)	-		(13,556)
)Accumulated other comprehensive income	9,507	-		9,507
Accumulated deficit	(26,420,933)	(19,143)	19,143	(26,420,933)
)Noncontrolling interest	27,912	-	132,500	160,412
Total stockholders’ equity (deficit)	(253,075)	5,277	88,087	(159,711)

Total liabilities and stockholders' equity (deficit)	$2,830,977	$10,177	$679,927	$3,521,081

(1)	Reflects the issuance of notes payable to the shareholders of Motorsport.com, Inc. for an 80% interest pursuant to the Motorsport Purchase Agreement.

Condensed Consolidated Pro Forma Statement of Operations

		For the period ended 12-31-10
	Net Element, Inc	Motorsport.com	Adjustments (2)	Pro Forma

Sales	$242	$80,766	$-	$81,008
Cost of sales	38,162	-	-	38,162
Gross Profit	(37,920)	80,766	-	42,846

Operating Expenses
General and administrative	3,066,261	66,629	95,868	3,228,758
Income (loss) from operations	(3,104,181)	14,137	(95,868)	(3,185,912)

Non-operating expense
Other income	2,946	-	-	2,946

Income (loss) before income tax provision	(3,101,235)	14,137	(95,868)	(3,182,966)
Income tax provision	-	-		-
Net income (loss) from continuing operations	(3,101,235)	14,137	(95,868)	(3,182,966)
Net Loss attributable to the noncontrolling interest	89	-	16,346	16,435

Net income (loss)	(3,101,146)	14,137	(79,522)	(3,166,531)

Other comprehensive income
Foreign currency translation loss	(465)	-	-	(465)
Comprehensive income (loss)	$(3,101,611)	$14,137	(79,522)	$(3,166,996)

Condensed Consolidated Pro Forma Statement of Operations

		For the period ended 3-31-10
	Net Element, Inc	Motorsport.com	Adjustments (2)	Pro Forma

Sales	$-	$32,917	$-	$32,917
Cost of sales	-	-	-	-
Gross Profit	-	32,917	-	32,917

Operating Expenses
General and administrative	5,789,352	53,841	127,450	5,970,643
Loss from operations	(5,789,352)	(20,924)	(127,450)	(5,937,726)

Non-operating expense

Other income (expense)	(171,025)	-	-	(171,025)
Loss before income tax provision	(5,960,377)	(20,924)	(127,450)	(6,108,751)
Income tax provision	-	-		-
Net Loss from continuing operations	(5,960,377)	(20,924)	(127,450)	(6,108,751)
Net lLoss attributable to the noncontrolling interest	9,560	-	29,675	39,235
Net loss from discontinued operations	(646,017)	-	-	(646,017)
Net loss	(6,596,834)	(20,924)	(97,775)	(6,715,533)

Other comprehensive income
Foreign currency translation loss	(26,903)	-	-	(26,903)
Comprehensive loss	$(6,623,737)	$(20,924)	$(97,775)	$(6,742,436)

(2)
Reflects the pro forma effect on the consolidated results of operations arising from (i) increased depreciation and amortization from purchase accounting adjustments and (ii) increased interest expense from issuance of notes payable.

Liquidity and capital resources

At December 31, 2010, we had an accumulated deficit of $26,420,933 and cash of 2,500,253. We had a net loss of $3,106,146 for the nine months ended December 31, 2010 and $6,596,834 for the twelve months ended March 31, 2010, and further losses are anticipated. We had a negative cash flow from operations of $1,519,972 for the nine months ended December 31, 2010 and $747,945 for the twelve months ended March 31, 2010.

We are dependent upon receiving funds from our controlling stockholders, TGR Energy, LLC and Enerfund, LLC, which are controlled by our president, Mike Zoi. Pursuant to the Subscription Agreement, TGR was obligated to invest up to $4,000,000 to fund working capital requirements in exchange for up to 200,000,000 shares of our common stock and warrants to purchase up to 100,000,000 shares of common stock with an exercise price of $0.05. The shares and warrants were issued quarterly and we recorded an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At December 31, 2010, TGR had fulfilled its investment obligations under the Subscription Agreement.
On December 10, 2010, Openfilm entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31st.  The loan matures on December 10, 2012 with accrued interest due at that time.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have sufficient authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund.   This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010.  The balance of the proceeds of $880,000 has been accounted for as an advance until we can issue the balance of the shares and warrants, which is expected on or about March 1, 2011, and appears on our balance sheets as a stock subscription liability. The proceeds of the Enerfund Subscription Agreement will be used to fund our operations. However, we will need to raise additional capital to fund operations during the latter half of 2011.

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, an entity controlled by Mike Zoi, to purchase all of the issued and outstanding interests of Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry.  Motorsport, LLC purchased the interest of Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc.  We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013. In the event the domain names and related registrations are purchased by June 16, 2011, then the contingent amount ($20,000) will be paid. The original sellers have a security interest in the domains of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of the shares in Motorsport.com, Inc. held by us.

In addition, we have an option to purchase the remaining interests of Motorsport.com, Inc. currently held by the original stockholders. The purchase option expires on December 16, 2018.  We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock of Motorsport.com, Inc., as follows:

(v)	until December 16, 2015: $0.1075 per share;
(vi)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(vii)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(viii)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

We may redeem the preferred stock issued at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31st.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

On February 1, 2011, we acquired Music1, LLC from Enerfund for an aggregate purchase price of $15,000. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00.

On January 31, 2011, Music1 entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31st.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

Our ability to continue operating is limited without continued availability of financing, of which there can be no assurance. These matters raise substantial doubt about our ability to continue as a going concern as set forth in our audited financial statements included elsewhere in this Report. Management believes that our current operating strategy, as described in the preceding paragraphs and the proceeds received from the Enerfund Subscription Agreement and expected continued financial support from Mr. Zoi, provides the opportunity for us to continue as a going concern; however, there is no assurance this will occur and Mr. Zoi is not obligated to continue to fund our operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are described more fully in Note 1 to Net Element’s consolidated financial statements and Note 2 to Motorsport’s consolidated financial statements. Management is required to make certain estimates and assumptions during the preparation of our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions impact the reported amount of assets and liabilities as well as disclosures regarding any contingencies.  Actual results could differ from estimates and this could impact reported net income or the value of our assets and liabilities.

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

Capitalized Website Costs.   Openfilm capitalizes certain software development costs. Generally, costs for developing website application and infrastructure, creating the initial graphics of the website, and adding upgrades and enhancements are capitalized whereas costs for planning, adding content, and operating the website are expensed as incurred. Net capitalized website costs are recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over the expected useful life of the website. Openfilm evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists.

Revenue.  Openfilm recognizes revenue when the persuasive evidence of an arrangement exists, no significant company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. Openfilm recognizes revenue on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Additionally, fee revenue from transactions on Openfilm’s affiliate marketing networks are recognized on a net basis where Openfilm acts as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers.

Off-balance sheet arrangements

At December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”.  The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU is effective prospectively for business combinations on or after January 1, 2011.  As this ASU is limited to supplemental disclosures, its adoption will not have an impact on our financial condition or results of operations.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010.  The adoption of this ASU may require us to report goodwill impairment charges sooner than under current practice.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held at December 31, 2010.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Net Element, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (a “Company”) as of December 31, 2010 and March 31, 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets, and cash flows for the nine and twelve months then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element, Inc. as of December 31, 2010 and March 31, 2010, and the results of its operations and its cash flows for the nine and twelve months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Company has experienced recurring losses and has an accumulated deficit and stockholders’ deficiency at December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

February 2, 2011

NET ELEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
ASSETS
Current assets
Cash	$2,500,253	$277,830
Deposits	55,274	8,000
Contract receivable, net	3,477	-
Prepaid expenses and other assets	117,257	20,152
Total current assets	2,676,261	305,982

Fixed assets
Furniture and equipment	125,730	-
Computers	110,969	12,319
Leasehold improvements	19,944	-
Less: accumulated depreciation	(105,227)	(5,530)
Total fixed assets (net)	151,416	6,789

Other Assets
Due from related parties	3,300	-
Total other assets	3,300

Total assets	$2,830,977	$312,771

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	61,422	23,702
Stock subscription liability	880,000	-
Due to related parties (current portion)	49,999	-
Accrued expenses	425,611	920,559
Total current liabilities	1,417,032	944,261

Long term liabilities
Due to related parties (non-current portion)	1,667,020	-
Total long term liabilities	1,667,020	-

Total liabilities	3,084,052	944,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 800,000,000 shares authorized and 642,119,111 and 320,778,512 shares issued and outstanding)	642,117	320,778
Treasury stock, at cost; 6,250,000 and 3,250,000 shares	(2,641,640)	(2,341,640)
Paid in capital	28,143,518	24,671,186
Deferred compensation	(13,556)	-
Accumulated other comprehensive income	9,507	9,972
Accumulated deficit	(26,420,933)	(23,319,787)
Noncontrolling interest	27,912	28,001
Total deficit	(253,075)	(631,490)
Total liabilities and stockholders' deficit	$2,830,977	$312,771

See accompanying notes.

NET ELEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine Months Ended	Twelve Months Ended
	December 31, 2010	March 3l, 2010

Sales	$242	$-
Cost of sales	38,162	-
Gross Profit	(37,920)	-

Operating Expenses
General and administrative	3,066,261	5,789,352
Loss from operations	(3,104,181)	(5,789,352)

Non-operating expense
Other income (expense)	2,946	(171,025)
Loss before income tax provision	(3,101,235)	(5,960,377)
Income tax provision	-	-
Net loss from continuing operations	(3,101,235)	(5,960,377)
Net loss attributable to the noncontrolling interest	89	9,560
Net loss from discontinued operations	-	(646,017)
Net loss	(3,101,146)	(6,596,834)

Other comprehensive income
Foreign currency translation loss	(465)	(26,903)
Comprehensive loss	$(3,101,611)	$(6,623,737)

Net loss per share from continuing operations - basic and diluted	$(0.01)	$(0.02)
Net loss per share from discontinued operations - basic and diluted	$-	$(0.00)
Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	335,761,892	309,714,392

See accompanying notes.

NET ELEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY IN ASSETS
						Additional		Accumulated Other			Total Stockholders’
	Preferred Stock		Common Stock		Treasury	Paid in	Deferred	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	interest	Deficit	in Assets
Balance March 31, 2009	-	-	300,583,108	300,583	(62,500)	19,940,319	-	(1,176,614)	37,561	(16,722,953)	2,316,397
Stock options vested	-	-	-	-	-	33,791	-	-	-	-	33,791
Shares and warrants to be issued pursuant to subscription agreement	-	-	16,186,515	16,187	-	5,025,220	-	-	-	-	5,041,407
Shares issued as executive compensation	-	-	508,889	508	-	62,880	-	-	-	-	63,388
Shares issued for advertising and promotion	-	-	500,000	500	-	49,503	-	-	-	-	50,003
Shares issued pursuant to purchase agreement	-	-	3,000,000	3,000	-	297,000	-	-	-	-	300,000
Net loss from discontinued operations	-	-	-	-			-	-		(646,017)	(646,017)
Shares received on disposal of TOT-SIBBNS Joint Venture	-	-	-	-	(2,279,140)	(737,526)	-	1,213,489	-	-	(1,803,177)
Foreign currency exchange	-	-	-	-	-	-	-	(26,903)	-	-	(26,903)
Net loss	-	-	-	-	-	-	-	-	(9,560)	(5,950,817)	(5,960,377)
Balance March 31, 2010	-	$-	320,778,512	$320,778	$(2,341,640)	$24,671,187	$-	$9,972	$28,001	$(23,319,787)	$(631,488)
Stock options vested	-	-	-	-	-	25,463	-	-	-	-	25,463
Shares issued as executive compensation	-	-	1,014,028	1,013	-	9,126	-	-	-	-	10,139
Deferred compensation with respect to business acquired	-	-	-	-	-	-	(13,556)	-	-	-	(13,556)
Shares and warrants to be issued pursuant to subscription agreements	-	-	213,088,150	213,088	-	5,109,463	-	-	-	-	5,322,551
Shares repurchased pursuant to purchase agreement	-	-	-	-	(300,000)	-	-	-	-	-	(300,000)
Shares issued pursuant to purchase agreement	-	-	107,238,421	107,238	-	(1,671,721)	-	-	-	-	(1,564,484)
Foreign currency exchange	-	-	-	-	-	-	-	(465)	-	-	(465)
Net loss	-	-	-	-	-	-	-	-	(89)	(3,101,146)	(3,101,235)
Balance December 31, 2010	-	$-	642,119,111	$642,117	$(2,641,640)	$28,143,518	$(13,556)	$9,507	$27,912	$(26,420,933)	$(253,075)

See accompanying notes.

NET ELEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Twelve Months
	Ended	Ended
	December 31, 2010	March 31, 2010
Cash flows from operating activities:
Net loss	$(3,101,146)	$(6,596,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	646,017
Decrease in noncontrolling interests	(89)	(9,560)
Depreciation	8,763	1,020
Share based compensation	2,220,154	4,751,474

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(97,104)	(18,354)
Deposits	(27,275)	(2,000)
Trade receivables	(40)	-
Related party receivables	(2,000)	-
Related party payables	71,840	-
Accounts payable	(2,366)	23,110
Accrued expenses	(590,709)	457,182
Total adjustments	1,581,174	5,848,889
Net cash used in operating activities of continuing operations	(1,519,972)	(747,945)

Cash flows from investing activities
Cash acquired in acquisition of Openfilm	168,655	-
Purchase of equipment	(139,495)	(1,157)
Net cash provided by (used in) investing activities of continuing operations	29,160	(1,157)

Cash flows from financing activities:
Repurchase of common stock	(300,000)	-
Cash received from subscription liability	880,000	-
Payments on related party note	(8,063)	-
Contributed capital from equity investors	3,141,763	737,114
Net cash provided by financing activities of continuing operations	3,713,700	737,114

Cash Flows from discontinued operations
Net cash used in discontinued operations	-	216,751

Effect of exchange rate changes on cash	(465)	(26,903)
Net increase in cash	2,222,423	177,860

Cash at beginning of period	277,830	99,971
Cash at end of period	$2,500,253	$277,831

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock received on disposal of TOT-SIBBNS joint venture	$-	$2,279,140
Common stock issued for acquisition of Openflm LLC	$1,255,941	$-

See accompanying notes.

NET ELEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (“we,” “us,” “our” or the “Company”), formerly TOT Energy, Inc., was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was the surviving entity pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation of which Mike Zoi (our current Chairman and Chief Executive Officer) is a shareholder and director. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC (which subsequently changed its name to TGR Energy, LLC).

On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). We ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry, including the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan. At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS. On January 27, 2010, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities. We executed an unwind agreement with TOT-SIBBNS whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Bogorad in 2008. The unwind of the joint venture was consummated as of March 31, 2010.

Since April 1, 2010, we attempted to engage in the development of an alternative energy services business, which activities were terminated as of December 31, 2010. Concurrently, we have pursued a strategy to develop and/or acquire technology and applications for use in the online media industry. During September 2010, we changed our name to Net Element, Inc. in furtherance of our shift in business focus.

As part of our strategy to develop an online media company, on December 14, 2010, we entered into a purchase agreement (the “Openfilm Purchase Agreement”) with the members of Openfilm, LLC, a Florida limited liability company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Mike Zoi, our President, through his control of Enerfund, LLC and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition by the Company. Pursuant to the Openfilm Purchase Agreement, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm. Upon completion of the acquisition transaction on December 14, 2010, Openfilm became a wholly-owned subsidiary of the Company. Additionally, in connection with the acquisition of Openfilm, we established NetLab Systems, LLC (NetLab), a Florida limited liability company, and transferred the ownership of certain intellectual property assets from Openfilm to NetLab. Openfilm and NetLab entered into a Technology Transfer and License Agreement granting Openfilm the right to use certain technology transferred to NetLab. Research and development activities are conducted primarily through Zivos, LLC, a Ukrainian limited liability company and wholly-owned subsidiary of Openfilm.

Basis of Consolidation

The audited financial statements include the accounts of Net Element, Inc., the accounts of our wholly owned subsidiary, Openfilm, LLC and its subsidiaries Openfilm, Inc., Openfilm Studios, LLC and Zivos, LLC (Ukrainian), the accounts of our wholly owned subsidiary Netlab Systems LLC, the accounts of our wholly owned subsidiary Net Element Capital, the accounts of the Company’s 75% discontinued operations joint venture, TOT- SIBBNS, a limited liability company formed under the laws of Russia (also known as the Russian Federation) the accounts of our wholly owned subsidiary Green1, LLC, and the accounts of our 51% joint venture, Korlea-TOT, a limited liability company formed under the laws of the Czech Republic. All material intercompany accounts and transactions have been eliminated in this consolidation.

On November 11, 2010, our Board of Directors adopted a resolution changing our fiscal year end from March 31 to December 31. Management believes that this change will allow better alignment of our annual planning and budget processes with our new business strategy as we are no longer engaged in the seasonal oil and gas business. In this regard, the financial statements included herein cover the fiscal year periods from April 1, 2009 to March 31, 2010 and April 1, 2010 to December 31, 2010.

Effective March 31, 2010, we have deconsolidated the TOT-SIBBNS joint venture (see Note 12).

Business Activities

We are working to build a diversified portfolio of on-line media assets. To this end, from time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements with companies located around the world. Where appropriate, we will finance acquisitions with equity shares and this may result in substantial dilution to existing stockholders. Prior to the acquisition of Openfilm, LLC on December 14, 2010, we were engaged in the oil services and alternative energy businesses.

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

KORLEA-TOT is our 51%-owned joint venture with Korlea Invest Holding AG of Switzerland (“Korlea”) who is a provider and trader of electricity in the Czech Republic. Korlea-TOT was expected to assist in the marketing of oil assets sourced by our other companies and contacts. There has been no activity to date with this joint venture. Accordingly, in November 2010, we sent Korlea notice of our intention to unwind this arrangement. We intend to sell our ownership in the KORLEA-TOT joint venture to Korlea in exchange for a cash payment equal to 51% of the cash balance in the joint venture on the date of unwind. Consummation of this transaction will be subject to obtaining certain approvals and making certain filings overseas. It is expected that this transaction will be completed during the first quarter of 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market investments purchased with an original maturity of three months or less. At December 31, 2010 and March 31, 2010, we had no cash equivalents. We maintain our U.S. Dollar-denominated cash in a bank deposit account, the balance of which, at times, may exceed federally insured limits. Bank accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, we had one account at a United States financial institution with a balance of $2,341,186. At March 31, 2010, the United States bank balances did not exceed the FDIC limit. The Company also maintains bank balances in the Czech Republic and at December 31, 2010, the overseas bank balance was $83,361. At March 31, 2010, the overseas bank balance was $84,009. The non-United States bank balances are not insured and there is risk of loss in the event such banks should fail.

Fixed Assets

We depreciate our furniture and equipment over a term of 5 years. Computers and software are depreciated over terms between 2 and 3 years. Leasehold improvements are depreciated over the terms of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

Foreign Currency Transactions

Some of our operations are conducted outside the United States and we use foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the period. Assets and liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. We do not engage in any currency hedging activities.

Revenue Recognition

We recognize revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a signed contract or insertion order. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Our revenues for the fiscal year ended December 31, 2010 are principally derived from the following services:

 Advertising Revenue.    Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click, or CPC, in which an advertiser pays only when a user clicks on its advertisement that is displayed on our owned and operated websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors' websites. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met.

In certain cases, we record revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end.

Subscription Services and Social Media Services.    Subscription services revenue is generated through the sale of memberships to access content available on certain owned and operated websites and to be eligible to enter our contests. The majority of Openfilm’s memberships have a one month term and renew automatically at the end of each month, if not previously cancelled. Membership revenue is recognized as billed, and classified as other income.

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

At December 31, 2010 and March 31, 2010, we had outstanding vested stock options to purchase 1,005,556 and 750,926 shares of common stock, respectively, and warrants to purchase 156,000,000 and 49,455,925 shares of common stock, respectively. These common stock equivalents have been excluded from the diluted earnings per share calculation because their inclusion would be anti-dilutive.

At December 31, 2010, we had 1,005,556 exercisable options to purchase common stock. We recorded a compensation expense of $25,464 related to the vesting of options for the nine months ended December 31, 2010. There were no new options issued during the nine months ended December 31, 2010.

 At March 31, 2010, we had 750,926 exercisable options to purchase common stock. We recorded a compensation expense of $33,791 related to the vesting of options for the twelve months ended March 31, 2010. There were no new options issued during the twelve months ended March 31, 2010.

During the nine months ended December 31, 2010, we issued 101,088,150 shares of common stock and warrants to purchase 50,544,075 shares of common stock in exchange for $2,021,763 pursuant to the terms of our Subscription Agreement with TGR Energy, LLC (see Notes 8, 9 and 11).

During the twelve months ended March 31, 2010, we issued 16,186,515 shares of common stock and warrants to purchase 8,093,757 shares of common stock in exchange for $323,730 pursuant to the terms of our Subscription Agreement with TGR Energy, LLC (see Notes 8, 9 and 11).

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. We recorded a compensation charge of $560,000 during the nine-months ended December 31, 2010 based on the Black-Sholes value of warrants issued. We issued 112,000,000 shares of common stock and warrants to purchase 56,000,000 shares of common stock in exchange for $1,120,000 pursuant to the terms of the Enerfund Subscription Agreement, but have deferred the balance of the issuance of 88,000,000 shares of common stock and warrants to purchase 44,000,000 shares of common stock as a consequence of not having a sufficient number of shares authorized. (See notes 8, 9 and 11)

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash deposits, short-term payables and borrowings under related party payables. We believe that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the nine months ended December 31, 2010 or the twelve months ended March 31, 2010.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on our financial condition or results of operations.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The adoption of this ASU may require us to report goodwill impairment charges sooner than under current practice.

NOTE 2. GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $1,519,972 for the nine months ended December 31, 2010, and had an accumulated deficit of $26,420,933 and stockholders’ equity deficiency of $253,075 at December 31, 2010. We remain dependent upon TGR Energy, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund and our historical dependence on the Subscription Agreements with TGR and Enerfund) to fund our operations.

Management is continuing with its plan to build a diversified portfolio of online media assets. Management believes that its current operating strategy, combined with continued funding by our primary stockholder, will provide the opportunity for us to continue as a going concern; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. SEGMENT INFORMATION

At December 31, 2010, our sole reportable business segment was Openfilm and its subsidiaries. Until March 31, 2010, our sole reportable business segment was the energy services sector. Our accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. ACQUISITION OF OPENFILM, LLC

On December 14, 2010, we entered into an agreement to purchase all of the outstanding membership interest in Openfilm, LLC, a Florida limited liability company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Mike Zoi, our President, through his control of Enerfund, LLC and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition. In connection with the purchase, we issued 107,238,421 shares of our common stock members of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm. Upon completion of the acquisition transaction on December 14, 2010, Openfilm became a wholly-owned subsidiary of the Company.

The net assets of Openfilm have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.

Cash	$168,655
Accounts receivable	3,437
Property & equipment	13,895
Other assets	37,316
Accounts Payable	(135,845)
Notes Payable	(1,651,942)
Net deficiency in assets	$(1,564,484)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred on April 1, 2009. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2009:

	Year Ended	Period Ended
	March 31,	December 31,
	2010	2010
Net sales	$7,492	$35,430
Loss from operations	(6,757,342)	(4,220,933)
Net loss	(7,562,619)	(4,209,980)

NOTE 5. JOINT VENTURES

On July 18, 2008, we executed an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of our common stock. The assets were appraised at more than $6 million at the time of contribution and we were obligated to issue an additional 2,000,000 shares to the JV Partner if TOT SIBBNS achieved $10,000,000 in cumulative revenues.

On or about January 27, 2010, we determined to unwind the TOT-SIBBNS joint venture. We executed an unwind agreement with TOT-SIBBNS whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeny Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010. The unwind of the TOT-SIBBNS joint venture has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on our balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.

We formed a joint venture, Korlea-TOT Energy s.r.o., in July 2008 with its Czech Republic partner Korlea Invest. We invested $56,000 to provide the 51% of share capital that we own for this limited liability company in the Czech Republic. We financed this investment through a related party note with Kazo, LLC. We issued Alexander Kaplan 350,000 newly issued shares of Company stock for his assistance in completing this transaction. There has been no activity to date with this joint venture. Accordingly, in November 2010, we sent Korlea notice of our intention to unwind this arrangement. We intend to sell our ownership in the KORLEA-TOT joint venture to Korlea in exchange for a cash payment equal to 51% of the cash balance in the joint venture on the date of unwind. Consummation of this transaction will be subject to obtaining certain approvals and making certain filings overseas. It is expected that this transaction will be completed during the first quarter of 2011.

NOTE 6. BUILDING, MACHINERY AND EQUIPMENT

Building, machinery and equipment consisted of the following at December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Furniture and equipment	$125,730	$-
Computers	110,969	12,319
Leasehold improvements	19,944	-
Less accumulated depreciation	(105,227)	(5,530)
Total fixed assets (net)	$151,416	$6,789

Depreciation expense for continuing operations was $8,763 and $1,020 for the nine months ended December 31, 2010 and the twelve months ended March 31, 2010, respectively. Total depreciation expense for continuing and discontinued operations was $8,763 and $554,327 for the nine months ended December 31, 2010 and the twelve months ended March 31, 2010, respectively (See Note 12).

NOTE 7. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At December 31, 2010 and March 31, 2010, accrued expenses consisted of the following:

	December 31, 2010	March 31, 2010

Accrued professional fees	$152,068	$31,468
Promotion Expense	50,000	-
Accrued interest	32,201	-
Accrued payroll	17,710	723,428
Other accrued expenses	173,632	165,663
	$425,611	$920,559

NOTE 8. STOCKHOLDERS’ EQUITY

We are authorized to issue 800,000,000 shares of common stock, par value of $0.001 per share and we are seeking to increase our authorized common shares to 2,500,000,000 (See note 13). Each holder of common stock is entitled to one vote for each share held. We are authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by our board of directors.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group ("Dune") an aggregate of 5,000,000 shares of common stock of the Company held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, we received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of our common stock to Dune on January 12, 2010. On April 28, 2010, we agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. We repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000. The redeemed shares were accounted for as treasury stock.

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of our common stock and fully vested warrants to purchase 8,093,757 shares of our common stock at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement. These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730. A compensation charge of $4,717,677 was recorded for the fiscal year ended March 31, 2010. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

During the nine months ended December 31, 2010, TGR was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock $0.05 per share in exchange for funding of $2,021,763 provided under the terms of a Subscription Agreement. A compensation charge of $1,620,787 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of TGR and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter. This subscription agreement for $4,000,000 was fully subscribed at December 31, 2010.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have sufficient authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 has been accounted for as an advance until we can issue the balance of the shares and warrants, which is expected on or about March 1, 2011, and appears on our balance sheets as a stock subscription liability.

At December 31, 2010, we had options to purchase 1,200,000 shares of common stock outstanding under its stock option plan, of which options to purchase 1,005,556 shares of common stock are vested, with an exercise price of $0.25 per share and with a remaining weighted average contractual term of 4.28 years. We also had warrants to purchase 156,000,000 shares of common stock outstanding at December 31, 2010 with a strike price of $0.05 per share and a remaining contractual term of 4.38 years pursuant to Subscription Agreements with TGR Energy and Enerfund, LLC.

NOTE 9. STOCK OPTIONS AND STOCK GRANTS

For the periods ended December 31, 2010 and March 31, 2010, there were no new options issued. We recorded compensation charges of $25,464 and $33,791 for the periods ending December 31, 2010 and March 31, 2010, respectively, based on the vesting of previously issued options.

During the periods ended December 31, 2010 and March 31, 2010, we issued 1,014,028 and 508,889 shares of restricted stock, respectively, to employees in lieu of cash compensation. We recorded a charge of $10,140 for the period ended December 31, 2010 and $63,388 for the period ended March 31, 2010, based on the fair value of the shares issued.

We issued 500,000 shares of restricted common stock to American Speed Factory in exchange for an agreement to promote and advertise TOT-Energy in the Ferrari Challenge Racing Series. We recorded a $50,000 promotion expense for the twelve months ended March 31, 2010 to reflect the services provided in exchange for common shares.

Pursuant to the Openfilm Purchase Agreement, on December 14, 2010, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm.

On December 14, 2010, we issued 1,000,000 shares of common stock to Curtis Wolfe in exchange for legal services provided on behalf of the Company. We recorded an expense of $10,000, the fair value of the legal services received

NOTE 10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2010 and March 31, 2010, we had cumulative federal net operating loss carry forwards (NOL) of approximately $6.6 million and $5.5 million, respectively. We have determined that the net operating loss may not be realized, and have recorded a valuation allowance for the full amount of the tax loss carryforward.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of our net operating loss and credit carry forwards will be limited. The tax loss carryforward amounts begin to expire in December 2025.

The net provision (benefit) for income taxes consisted of the following at December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010
Current Federal income taxes	$-	$-
Deferred income tax benefit
Domestic	(814,492)	(2,136,513)
Foreign	-	(155,044)
Valuation allowance	814,492	2,291,557
Total income tax provision	$-	$-

Significant components of our deferred tax assets at December 31, 2010 and March 31, 2010 are as follows:

	December 31,	March 31,
	2010	2010
Net operating loss carry forwards	$2,474,037	$1,659545
Accrued compensation and other	13,765	272,226
	2,487,802	1,931,771
Valuation allowance for deferred tax assets	(2,487,802)	(1,931,771)
Net deferred tax asset	$-	$-

Reconciliation between actual income taxes and amounts at December 31, 2010 and March 31, 2010 computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:
	December 31,	March 31,
	2010	2009
U. S. Federal statutory rate on loss before income taxes	34.0%	34.0%
Compensation Related Permanent Differences	-17.8%	.0%
State income tax, net of federal tax benefit	1.7%	3.6%
Increase in valuation allowance	-17.9%	-37.6%
Total income tax provision	0.0%	0.0%

In the past, we have been delinquent in the filing of our federal tax returns for several years. Although we did not owe tax due to a lack of profits, we incurred penalties and interest in the amount of $51,972 for the failure to file returns. We are in the process of appealing this assessment.

NOTE 11. RELATED PARTY TRANSACTIONS

On August 7, 2008, we and TGR, which held 94% of our outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in our operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments in the Company on terms no less favorable than those contained in the Subscription Agreement. On January 12, 2010, TGR agreed to increase the Investment Amount from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of common stock and fully vested warrants to purchase 8,093,757 shares of common stock at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement. These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730. A compensation charge of $4,717,677 was recorded for the fiscal year ended March 31, 2010. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter.

For the nine months ended December 31, 2010, TGR was issued 101,088,150 shares of common stock and fully vested warrants to purchase 50,544,075 shares of common stock at an exercise price of $0.05 per share in exchange for funding of $2,021,763 provided during the nine months ended December 31, 2010 under the terms of a Subscription Agreement. A compensation charge of $1,620,787 was recorded for the nine months ended December 31, 2010 as an officer of the Company is also a principal of TGR and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter. The Subscription Agreement was fully subscribed at December 31, 2010.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31st. The loan matures on December 10, 2012 with accrued interest due at that time.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have sufficient authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 has been accounted for as an advance until we can issue the balance of the shares (88,000,000) and warrants to purchase shares (44,000,000), which is expected on or about March 1, 2011, and appears on our balance sheets as a stock subscription liability.

NOTE 12. DISCONTINUED OPERATIONS

Effective March 31, 2010, we entered into a Joint Venture Dissolution Agreement, which dissolved the TOT-SIBBNS joint venture. We received the 3,000,000 shares of common stock issued in 2008 in connection with the establishment of the joint venture and the assets of the joint venture were returned to the noncontrolling interest holder (JV Partner). The following summarizes results from discontinued operations:

	Nine months ended	Twelve months ended
	December 31, 2010	March 31, 2010

Revenues	$-	$-
Cost of Sales	-	-
Operating Expenses	-	942,044
Other (Income) Expenses	-	(80,688)
Impairment on assets held for disposal	-	-
Net loss from discontinued operations	$-	$(646,017)

NOTE 13. SUBSEQUENT EVENTS

During February 2011, Enerfund agreed to transfer 1,000,000 of our common shares held by Enerfund to a consultant in consideration for services performed on our behalf. We will record a compensation charge in the amount of the value of the services ($10,000) during the quarter ending March 31, 2011.

On February 1, 2011, our Board of Directors adopted a resolution recommending an amendment to the Certificate of Incorporation to increase the number of authorized shares of the Company’s capital stock to an aggregate of 2,600,000,000 shares with 2,500,000,000 shares designated common stock, $.001 par value, and 100,000,000 shares designated preferred stock, $.001 par value. Our majority stockholders have approved the proposed amendment to our Certificate of Incorporation through action taken by consent and without a meeting, as authorized by Section 228 of the Delaware General Corporation Law. The actions recommended by the Board of Directors and approved by the Company’s majority stockholder will become effective no earlier than 20 calendar days after an Information Statement is sent or given to all persons who were holders of record of our common stock on February 1, 2011. The purpose of such increase is to place the Company in a position where it will continue to have a sufficient number of shares of authorized and unissued common stock which can be issued for or in connection with such corporate purposes as may, from time to time, be considered advisable by the Board of Directors. The Articles of Amendment will become effective upon the filing of a certificate of amendment relating thereto with the Secretary of State of the State of Delaware, which is expected to occur on or about March 1, 2011.

Motorsport.com acquisition

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, an entity controlled by Mike Zoi, to purchase all of the issued and outstanding interests of Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased the interest of Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013. In the event the domain names and related registrations are purchased by June 16, 2011, then the contingent amount ($20,000) will be paid. The original sellers have a security interest in the domains of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of the shares in Motorsport.com, Inc. held by us.

In addition, we have an option to purchase the remaining interests of Motorsport.com, Inc. currently held by the original stockholders. The purchase option expires on December 16, 2018. We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock of Motorsport.com, Inc., as follows:

(ix)	until December 16, 2015: $0.1075 per share;
(x)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(xi)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(xii)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

We may redeem the preferred stock issued at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31st. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

Music1

In furtherance of our strategy to become an online media company, on February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund (an investment company controlled by Mike Zoi), for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests of A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. Music1, LLC purchased its interest in A&R Music Live, LLC on November 8, 2010. The remaining 3% of the membership interests of A&R Music Live, LLC is owned by Stephen Strother, the Founder and President of Music1. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1 to use certain technology owned by him for the term of his employment agreement.

On January 31, 2011, Music1 entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31st. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

Item 9.   Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

As of December 31, 2010, our disclosure controls and procedures are currently not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed below. Accordingly, management cannot provide reasonable assurance of achieving the desired control objectives. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our overseas operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We expect this process to continue through 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in our internal control over financial reporting:

Control Environment

•
Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2010. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management is in the process of enhancing existing policies and procedures and preparing formal written documentation as appropriate. In addition, there is a lack of consistent review procedures performed by management and also a lack of a formal control design structure for the review of external financial data.

•
Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2010. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions. Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis. We have attempted to mitigate certain of these risks by enhancing management’s oversight of various procedures for initiating, authorizing, and recording of various transactions and establishing more formal and rigorous written guidelines, policies and procedures. We have also added additional senior and junior finance personnel. However, additional measures and personnel are required.

•
Board of Directors and Audit Committee: We did not have a functioning audit committee as of December 31, 2010 due to the lack of a sufficient number of independent members on our board of directors and that no member qualifies as a “financial expert” as defined by regulations of the SEC. Our entire board of directors acted in place of an audit committee. However, since we do not have a financial expert on our board, the oversight and monitoring of internal controls and procedures are not effective.

Control Activities

•
Testing of Internal Controls: We have identified deficiencies in our testing of internal controls within our key business processes, particularly with respect to our overseas operations, which were acquired effective December 14, 2010, and consist mainly of a research and development facility and personnel in Ukraine. This was primarily due to insufficient financial and personnel resources. Management believes there are control procedures that are effective in design and implementation within our key business processes. However, certain of these processes were not formally tested or adequately documented. Additionally, our overseas managers, while competent in local accounting requirements, may not have the requisite expertise in matters of U.S. GAAP.

Information and Communication

•
Timeliness and Adequacy of Financial Reporting Disclosures: Our Chief Executive Officer and our Chief Financial Officer concluded that our controls were not effective as of December 31, 2010 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of the limited financial personnel, information technology infrastructure and other resources. However, management believes that given the size and scope of our business that all material information was communicated to management within a time-frame that was adequate for management to make informed business and reporting decisions. We also hired a controller and Chief Technology Officer during 2010 in order to address some of these concerns.

 Monitoring

•
Internal Control Monitoring: As a result of the lack of financial and personnel resources, management’s ability to monitor the design and operating effectiveness of internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses and other deficiencies impede the ability of management to implement remedial measures and oversee internal controls over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on developing additional formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also intends to formally evaluate and test the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing enhancements or improvements as resources permit. Additionally, we intend to appoint a financial expert and additional independent members to the board of directors as soon as such persons can be identified and incentivized to join our board. We recognize that due to the size and stage of development of our business, implementation of these measures may take considerable time.

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

Item 9B.    Other Information

On February 1, 2011, our Board of Directors adopted a resolution recommending the amendment of our Certificate of Incorporation to increase the number of authorized shares of our capital stock to an aggregate of 2,600,000,000 shares with 2,500,000,000 shares designated common stock, $.001 par value, and 100,000,000 shares designated preferred stock, $.001 par value. Our majority stockholders have approved the proposed amendment to our Certificate of Incorporation through action taken by consent and without a meeting, as authorized by Section 228 of the Delaware General Corporation Law. The actions recommended by the Board of Directors and approved by our majority stockholders will become effective no earlier than 20 calendar days after an Information Statement is sent or given to all persons who were holders of record of our common stock on February 1, 2011. The purpose of such increase is to place us in a position where we will continue to have a sufficient number of shares of authorized and unissued common stock which can be issued for or in connection with such corporate purposes as may, from time to time, be considered advisable by the Board of Directors. Such corporate purposes could include, without limitation: (a) issuance in connection with any desirable acquisitions which may be presented, (b) the payment of stock dividends or issuance pursuant to stock splits, (c) the issuance of common stock upon exercise of options granted under a stock option plan or in connection with other employee benefit plans, (d) the issuance of common stock upon the conversion of any preferred stock or the exercise of warrants or the conversion of other securities convertible into common stock which may be outstanding from time to time, and (e) issuance in connection with an offering to raise capital for us, including pursuant to the Enerfund Subscription Agreement.

The Articles of Amendment will become effective upon the filing of a certificate of amendment relating thereto with the Secretary of State of the State of Delaware, which is expected to occur on or about March 1, 2011.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and offices held of all of the Company’s directors, director nominees and executive officers are set forth in the table below:
Name	Age	Position	Year Appointed
Mike Zoi	44	CEO, Director	2007
Curtis Wolfe	47	Secretary, Director	2007
James Caan	70	Director	2011
Dmitry Kozko	27	CEO, Openfilm	2009
Jonathan New	50	Chief Financial Officer	2008
Ivan Onuchin	34	Chief Technology Officer	2010

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified.

Mr. Zoi has been the CEO and a Director of the Company since 2007. Mr. Zoi has also been a director and president of Ener1 Group since 2001, a privately held investment firm he co-founded in 2001. Mr. Zoi indirectly holds a minority interest in Ener1 Group. Ener1 Group owns approximately 52% of Ener1, Inc., a public company engaged primarily in the business of designing, developing and manufacturing high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage. Mr. Zoi served as a Director of Ener1, Inc. (NASDAQ: HEV) from February 2002 to August 2008 and a vice president from February 2007 to August 2008. Since 2007, Mr. Zoi has been the managing member of TGR Energy LLC, a Florida investment company, which owns approximately 89% of the Company. Mr. Zoi is responsible for strategy and directly manages all senior executives of the Company. Mr. Zoi also directs all merger and acquisition activities of the Company. His expertise includes strategic development, branding and corporate alliances. Earlier in his career, Mr. Zoi worked in various capacities relating to international finance and business development. Mr. Zoi also controls Kazo, LLC and Enerfund, LLC, Florida-based investment companies that have provided funding to Openfilm in the past. Mike Zoi’s niece is married to Dmitry Kozko.

Mr. Wolfe has been a director of the Company since 2004 except for the period beginning August 31, 2007 and ending December 18, 2007. Mr. Wolfe served as Chief Operating Officer, Executive Vice President and General Counsel of Ener1 Group, Inc., the largest shareholder of alternative energy company Ener1, Inc., from 2004 to 2007. Prior to his involvement with Ener1 Group, he was a partner in an international law firm based in Miami where he focused on mergers and acquisitions, start-up company financing, franchising and intellectual property. His experience also includes equity and debt offerings and compliance with reporting requirements for publicly traded companies. Since 2007, Mr. Wolfe has been the president of a private business consulting company, Lobos Advisors, assisting start-up businesses in defining their business objectives, strategic goals, and expanding business opportunities. Mr. Wolfe is the founder of WCIS Media, LLC, a company that launched www.whocanisue.com, an online legal portal where he served as an executive officer from 2007 until 2009. Mr. Wolfe continues to serve as a director of WCIS Media. Mr. Wolfe served 11 years in the United States Air Force from 1981 to 1992. Mr. Wolfe has a BIS in English, Mathematics and Latin American Studies from Weber State University and a JD from the University of Iowa College of Law, where he graduated with distinction. He is also a screenwriter and author.

Mr. James Caan is currently the Chairman of Advisory Board of Openfilm and a director nominee of the Company. Mr. Caan exchanged his ownership interest in Openfilm for shares of common stock of the Company in connection with the acquisition of Openfilm by the Company on December 14, 2010. Mr. Caan has been appointed to fill the vacancy created by the departure of Stuart Murdoch earlier in 2010, which appointment will take effect as of January 1, 2011 and he will serve until the next annual meeting of stockholders at which directors are elected. Pursuant to Mr. Caan’s advisory agreement with Openfilm, Mr. Zoi and Mr. Kozko are obligated to vote their shares in favor of Mr. Caan as a director of the Company for the next three years. Mr. Caan is an actor and director working in the film and TV industries for over 40 years and one of the industry’s most renowned talents, having starred in over 80 films. As Chairman of the Openfilm Advisory Board, Mr. Caan will oversee the other advisory board members, help recruit additional celebrity talent when needed, offer his wisdom to the Openfilm community as he evaluates submissions, serve as a judge for the online competitions and interact with emerging talent and other Openfilm members.

Dmitry Kozko co-founded Openfilm in 2007 and has been the CEO of Openfilm since 2009. Prior to 2009, Mr. Kozko was Chief Marketing Officer of Openfilm. With an extensive technical background, he is responsible for the operations of Openfilm and until Openfilm’s acquisition by the Company, was responsible to oversee the software development team. Prior to founding Openfilm, Mr. Kozko was a consultant responsible for developing the business infrastructure and Web presence for companies and clients in the online entertainment, real estate and consumer goods space. Since 2006, Mr. Kozko has provided consulting services to Enerfund and TGR (investment companies controlled by Mike Zoi) and assisted in evaluating technology-based companies. From March 2006 through February 2007, Mr. Kozko was a principal of Caribbean Soda, LLC, a beverage distribution company in Southern Florida, responsible for expansion of the soft drinks of Hitond, Inc., a New York company, into the Florida market. From March 2004 to March 2006, Mr. Kozko worked as an independent contractor for Re/Max SouthShore Realty in New York, primarily responsible for technological solutions development, market research automation, business development and sales assistant. A native of St. Petersburg, Russia, Mr. Kozko emigrated to the U.S. in 1995. During his tenure with Openfilm, Mr. Kozko was responsible for marketing and sales initiatives, business development, overseeing technological development and capital raising. Dmitry Kozko is married to Mike Zoi’s niece.

On March 10, 2008, Jonathan New joined the Company as Chief Financial Officer. Mr. New served as Chief Operating Officer of Ener1, Inc. from 2001 to 2003. From 2004 to 2006, Mr. New owned and operated Wholesale Salon Furniture Corp.com. The Florida company imported and distributed salon equipment. The business was sold in 2006. Thereafter, until joining the Company, Mr. New provided counsel to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1 in 2001, Mr. New held controller and chief financial officer positions with companies including Haagen-Dazs, RAI Credit Corporation and Prudential of Florida. Mr. New obtained his BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Mr. Ivan Onuchin joined the Company on November 1, 2010 and was appointed Chief Technology Officer of the Company and its subsidiaries on December 14, 2010. From December 2008 though October 2010, Mr. Onuchin was employed with EdgeTech, Inc., an underwater imaging company, as a software engineer responsible for the creation of architecture and software development for a new generation of products for managing advanced underwater sonar imaging systems. From September 2005 until December 2008, Mr. Onuchin was working as the Chief Technology Officer of Helpful Technologies, Inc. and its subsidiaries, a Florida-based software development company providing products that simplify access and navigation to the Internet. Mr. Onuchin’s responsibilities included development of break-through technologies allowing users to navigate on the Internet without launching a browser. From February 2004 through June 2005, Mr. Onuchin was the Chief Technology Officer of Splinex, Inc., a predecessor of the Company which was involved in the development of advanced technologies in the three-dimensional computer graphics industry. Throughout his career, Mr. Onuchin was responsible for the creation of proprietary intellectual property portfolios and managed local and outsourced teams of software developers. Mr. Onuchin has a post-graduate degree from the Russian Academy of Science, where he has also taught classes in advanced mathematics. Mr. Onuchin has also taught at Ural State Technical University and Ural State University.

Board composition

Currently, our board of directors consists of three members. Mr. Caan was appointed to fill the vacancy created by Stuart Murdoch’s resignation earlier in 2010, which appointment took effect as of January 1, 2011. The number of directors may change from time to time, as determined by resolution adopted by a majority of the board of directors. Our by-laws require a minimum of one director and allow a maximum of nine directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our Company, the following officers and directors and holders of more than 10% of our common stock did not timely file the statement of changes in beneficial ownership on Form 4 or the statement of beneficial ownership on Form 3 pursuant to Section 16(a) during fiscal 2010 as follows:

NONE.

Code of Ethics

We have a Code of Ethics that applies to our officers and directors. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code. Our Code of Ethics can be found on our Company website at http://netelement.com/about-us/way/code-of-ethics/. We will provide a copy of our Code of Ethics to any person without charge, upon written request to the Company.

Openfilm Advisory Board

Our Advisory Board consists of world class actors, producers, writers and directors, who are willing to mentor Openfilm’s member filmmakers and offer advice on their projects. Each of our Advisory Board members is widely recognized for their quality work and passion for all aspects of film-making. Each Advisory Board member has committed their time to participate in a minimum of two annual webcam chat appearances with Openfilm’s premium members. Advisory Board members also provide valuable insight and advice to management on strategy and business development and serve as judges for Openfilm’s semi-annual contests. Openfilm provided each Advisory Board member with an ownership interest in Openfilm (which was exchanged for shares of common stock of the Company in connection with the acquisition) and reimburses Advisory Board members for certain travel related expenses. Our Advisory Board members are as follows:

James Caan – Chairman of Advisory Board

Actor and director, James Caan, is the Chairman of Openfilm’s Advisory Board. Mr. Caan joined Openfilm with the belief that succeeding in the film business requires talent, an unshakeable belief in yourself and being in the “right place at the right time.” He feels Openfilm will create that “right place” for inspiring filmmakers, harnessing the power of the Internet to provide a forum for films to be seen by industry insiders. As an Advisory Board Member, Mr. Caan will mentor the next generation of talent who will continue his passion to entertain and inspire.

Mr. Caan studied acting in New York and soon began to work in numerous TV roles, making his big screen debut with the starring role in Lady in a Cage (1964) with Olivia de Havilland. He quickly garnered the attention of audiences and critics with his work in Red Line 7000 (1965), El Dorado (1966), Journey to Shiloh (1968) and The Rain People (1969). In one of his most acclaimed roles, Mr. Caan was cast as the hot-tempered gangster Santino "Sonny" Corleone in Francis Ford Coppola’s The Godfather (1972). The film earned Caan a Best Supporting Actor Oscar nomination. That same year, he received a Best Actor Emmy nomination for the award-winning Brian’s Song . He later reprised the role of Sonny Corleone in The Godfather: Part II (1974).

Mr. Caan moved on to act in a diverse number of films, including a cop-buddy crime partnership with Alan Arkin in Freebie and the Bean (1974), a man playing for his life in the critically acclaimed The Gambler (1974) and pairing with Barbara Streisand in Funny Lady (1975). Two further strong starring roles came in the 1975 films Rollerball and The Killer Elite. He starred in fellow Advisory Board Member Mark Rydell’s films Cinderella Liberty (1973), Harry and Walter Go to New York (1976) and For the Boys (1991).

Mr. Caan acted in a variety of films throughout the 1980’s and 1990’s, including the critically acclaimed heist movie Thief (1981), the supernatural romantic comedy Kiss Me Goodbye (1982), Francis Ford Coppola’s Gardens of Stone (1987), and the sci-fi hit Alien Nation (1988). He surprised audiences with his portrayal of a meek romance novelist held captive after a car accident by a deranged fan in Misery (1990). Other films include Honeymoon in Vegas (1992), The Program (1993) and Flesh and Bone (1993). Mr. Caan made his directorial debut in 1981 with the film Hide in Plain Sight (1981), which won him accolades from every known film critic.

Over recent years, Mr. Caan has influenced a new generation of fans. He has consistently created intriguing characters in such films as The Yards (2000), The Way of the Gun (2000) and City of Ghosts (2002). In 2003, Mr. Caan starred alongside Nicole Kidman in Lars von Trier’s provocative tale Dogville and later caught the attention of both child and adult audiences starring alongside Will Ferrell in the now holiday classic, Elf. For many years, Mr. Caan was also seen as the casino security chief in the television series Las Vegas.

In some of his latest projects, Mr. Caan lent his voice for the animated film Cloudy with a Chance of Meatballs and starred in features New York, I Love You and Mercy, written by and costarring his son Scott. He will be seen in the upcoming film Middle Men and is currently starring alongside Keanu Reeves in Henry’s Crime.

As one of the industry’s most renowned actor’s, Mr. Caan is also a veteran, having starred in well over 80 films. He is widely known and celebrated in the entertainment community by industry workers of all ages and professions. As Chairman of the Openfilm Advisory Board, Mr. Caan will oversee and collaborate with other Advisory Board members, help recruit additional celebrity talent when needed, offer his wisdom to the Openfilm community as he evaluates submissions, serve as a judge for online competitions and interact with emerging talent and Openfilm members.

Robert Duvall – Advisory Board Member

Renowned actor, director and producer Robert Duvall joined Openfilm as a member of the Advisory Board. Mr. Duvall will evaluate film submissions, serve as a judge for Openfilm’s online contests and interact with emerging talent and Openfilm members.

Mr. Duvall is a celebrated force in the film industry, having won an Academy Award, two Emmy Awards and four Golden Globe Awards among many others for his performances throughout his career. He began acting in theater and in small and supporting television roles before garnering recognition in the TV series MASH (1970) and George Lucas’ film THX 1138 (1971). Shortly after, Mr. Duvall starred in The Rain People (1969), The Godfather (1972), and The Godfather Part II (1974) all with Openfilm Advisory Board Chairman James Caan, as well as Network (1976), The Great Santini (1979) and True Confessions (1981).

In the 1979 film Apocalypse Now (1979), Mr. Duvall received accolades for his performance as “Lt. Col. Kingore”. He earned his second Academy Award nomination for the role and was named by the Guinness Book of World Records as the most versatile actor in the world. In 1983, Mr. Duvall won an Oscar for his role in Tender Mercies. Mr. Duvall has appeared in many productions over the past several decades including The Natural (1984), Colors (1988), Lonesome Dove (1989), Stalin (1992), The Man Who Captured Eichmann (1996), The Apostle (1997), A Civil Action (1998), Gods and Generals (2003) and Broken Trail (2006). Mr. Duvall has directed several pictures, such as the documentary We're Not the Jet Set (1977), Angelo My Love (1983) and Assassination Tango (2002). He received his third Best Actor nomination and fifth Oscar nomination for his role in The Apostle (1997), which he wrote, directed and produced.

Most recently, Mr. Duvall has been seen in many films such as Lucky You (2007), We Own the Night (2007), Four Christmases (2008), The Road (2009) and Crazy Heart (2009), which he also produced.

Mark Rydell – Advisory Board Member

Director, producer and actor Mark Rydell has joined Openfilm as a member of the Advisory Board. Mr. Rydell will evaluate film submissions, serve as a judge for Openfilm’s online contests and interact with Openfilm members. With over 40 years of experience in the entertainment industry, Mr. Rydell has seen filmmaking progress through technology advances and believes Openfilm will help new emerging talent get recognized, discovered and financed in ways never before possible.

Mr. Rydell began his career as an actor and became known for his roles in television shows including The Edge of Night and As the World Turns. He later received critical acclaim for his role as the violent Jewish mob kingpin, Marty Augustine, in The Long Goodbye (1973).

Mr. Rydell has directed numerous actors who received coveted nominations and awards in many of his films. His directing credits include The Reivers (1969), The Cowboys (1972), Cinderella Liberty (1973), The Rose (1979), On Golden Pond (1981), for which he received an Oscar nomination for Best Director, The River (1984), For the Boys (1991) and Intersection (1994). Most recently, he directed the 2006 film Even Money. Mr. Rydell also directed the TV bio-pic James Dean (2001), in which he played head of Warner Studios Jack Warner.

In addition to his work with Openfilm, Mr. Rydell is dedicated to educating aspiring artists. He has worked for many decades at The Actors Studio, a non-profit theatre workshop for professional actors, directors and writers, and currently serves as the Artistic Director and Executive Director in West Hollywood. In 2009, Mr. Rydell, actor Martin Landau and screenwriter/playwright Lyle Kessler teamed up to produce a unique two-day event covering the disciplines of acting, directing and writing called “The Total Picture Seminar". With his help, we will be able to assemble similar seminars and classes online.

Scott Caan – Advisory Board Member

Actor, writer and director Scott Caan serves as a member of the Advisory Board of Openfilm. The son of actor and director James Caan, he grew up around actors and other industry professionals and benefited from having an insider’s look at what it takes to be successful in the film world. He is committed to sharing his knowledge with a new crop of talent. In this role, Mr. Caan will evaluate film submissions, provide insight and work with the rest of the Advisory Board members to help jump-start the careers of aspiring filmmakers.

Mr. Caan began acting in the 1990s and has appeared in numerous independent and studio films. After studying acting at the Playhouse West in Los Angeles, Mr. Caan quickly gained recognition for his roles in such films as Enemy of the State (1998) and Varsity Blues (1999). Mr. Caan subsequently appeared in the films Ready To Rumble (2000), American Outlaws (2001) and Into the Blue (2005), as well as the box office successes Ocean's Eleven, Ocean's Twelve, and Ocean's Thirteen ..

Mr. Caan began creating his own material, making his screenwriting and directorial debut in 2003 with the film Dallas 362, which won the Critics Award at the 2003 CineVegas International Film Festival. He also wrote and directed the 2006 comedy The Dog Problem, in which he plays one of the supporting characters.

Most recently, Mr. Caan has been seen as a Hollywood talent manager on the HBO series Entourage and starred in the film Mercy, which he wrote and produced. His book of photography, Scott Caan Photography Vol.1, was published in 2009.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded, earned or paid by us for services rendered in all capacities to us for the fiscal years ended December 31, 2010 and March 31, 2010 to our Chief Executive Officer and President and our other executive officers who earn more than $100,000 annually in salary and bonus or are otherwise considered significant employees. We refer to these individuals as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)

Mike Zoi (1)	2010	$927,348	$-	$-	$-	$-	$927,348
Chief Executive Officer	2009	$-	$-	$-	$-	$-	$-
Jonathan New,	2010	$68,256	$4,874	$-	$-	$-	$73,130
Chief Financial Officer	2009	$91,000	$19,500	$60,000	$-	$-	$170,500
Dmitry Kozko (2) Chief Executive Officer	2010	$7,500	$-	$-	$-	$2,330	$9,830
Ivan Onuchin (3) Chief Technology Officer	2010	$15,000	$-	$-	$-	$-	$15,000

(1)
During fiscal 2010, Mr. Zoi received $927,348, a portion of which reflects deferred salary from prior fiscal years ($354,848 for fiscal 2009 and $310,000 for fiscal 2008). Salary for fiscal 2010 (nine months) amounted to $262,500. Mr. Zoi also receives health and life insurance benefits available to employees generally.

(2)
Dmitry Kozko is the Chief Executive Officer of Openfilm, which was acquired by the Company on December 14, 2010. Mr. Kozko receives an annual salary of $120,000 ($60,000 from Openfilm and $60,000 from Net Element), health and life insurance benefits available to employees generally, and a car allowance of $1,165 per month. Mr. Kozko also receives consulting fees from Enerfund unrelated to services provided to Openfilm or Net Element.  The table reflects amounts paid by the Company from December 14, 2010 (the date of acquisition of Openfilm) through December 31, 2010.

(3)	Appointed an officer of the Company on December 14, 2010. Mr. Onuchin receives an annual salary of $120,000 and health and life insurance benefits available to employees generally.

Mike Zoi became Chief Executive Officer on December 17, 2007 effective with his purchase of member interests in Splinex, LLC. Mr. Zoi is entitled to receive an annual salary of $350,000.

Jonathan New joined us on March 10, 2008.  Up until May 15, 2009, Mr. New’s base salary was $140,000 with a $30,000 bonus payable quarterly for meeting agreed upon objectives.  On May 15, 2009, Mr. New’s base salary was reduced from $140,000 to 91,000 and his bonus was reduced from $30,000 to $19,500 annually. To partially offset the reduction in salary, the Company provided Mr. New with 25,000 shares of fully vested common stock in lieu of his March 31, 2009 cash bonus and 200,000 shares of common stock which vest monthly from April 1, 2009 to September 30, 2009.  Additionally, Mr. New was granted 250,000 shares of fully vested common stock at March 31, 2010.  A compensation charge of $60,000 was recorded during fiscal 2009 for the 475,000 shares granted during the fiscal year reflecting the then current market value per share on the first trading day after the dates of grant as detailed below:

Date	Number of Shares	Compensation Expense	Market Value Per Share
06/03/09	25,000	$2,500	$0.10
09/30/09	200,000	$20,000	$0.10
03/31/10	250,000	$37,500	$0.15

Mr. New also participates in the Company’s equity incentive compensation plan.

Curtis Wolfe serves as Secretary and a Director of the Company.  Mr. Wolfe served as Executive Vice President and General Counsel of the Company from December 17, 2007 to September 30, 2008. For fiscal 2009, Mr. Wolfe received an aggregate of $2,500 for legal services provided to us and this amount was expensed to legal fees in the consolidated statement of operations. On December 14, 2010, we issued 1,000,000 shares of common stock to Mr. Wolfe in exchange for legal services provided on our behalf during fiscal 2010. Mr. Wolfe also participates in the Company’s equity incentive compensation plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stuart Murdoch	100,000	-	-	$0.25	February 7, 2013
Curtis Wolfe	100,000	-	-	$0.25	July 8, 2015
Jonathan New	805,556	194,444	194,444	$0.25	July 8, 2015

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

2010 DIRECTOR COMPENSATION

No compensation was granted to board members of Net Element during fiscal 2010 for their services as members of the board of directors.

Employment/Consulting Agreements

Employment Agreements

Music1 entered into a two-year employment agreement with Stephen Strother commencing on November 1, 2010 appointing Mr. Strother as President of Music1. The agreement is automatically renewable for successive one-year terms unless notice of termination is given at least 30 days prior to the end of a term. Mr. Strother may be terminated prior to the end of a term for “cause” as defined in the employment agreement. Pursuant to the agreement, Mr. Strother will receive an annual salary of $200,000 and a bonus of up to 50% of the annual salary provided specified performance targets are met. Mr. Strother will be entitled to receive distributions of dividends, if any, declared by Music1’s board of directors equal to his equity ownership in Music1 of three percent. Mr. Strother is also required to be appointed to the board of directors of Musci1. The agreement contains customary non-compete and non-solicitation provisions. In addition, we are obligated to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00.

Consulting Agreements

Motorsport.com, Inc. entered into three-year consulting agreements with three of its four principals, Jack Durbin, Eric Gilbert and Nancy Schilke. The consulting agreements set forth the responsibilities of each consultant as follows: Jack Durbin – North American News Manager; Eric Gilbert – Art Director; Nancy Schilke – Editor-in-Chief/News Manager.  Each consultant receives a monthly fee that is subject to adjustment when Motorsport revenues exceed $500,000. Each consultant is eligible for a bonus of up to 50% of annual compensation if certain specified milestones have been met. Upon Motorsport achieving profitable operations, each of the consultants shall be eligible for an increase in annual fees to be mutually agreed upon, but no less than an increase of 25% of the then current fee. Motorsport may terminate the consulting arrangements upon 30 days written notice at any time after payment of the remainder of the purchase price for Motorsport and exercise of the option to purchase the remaining interests in Motorsport.com, Inc. held by each of the four minority owners of Motorsport.com, Inc. as set forth in the Motorsport Purchase Agreement (for more information, see “Item 1. Business – Recent Acquisitions – Motorsport.com”).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information as of January 31, 2011 (the most recent practicable date for which information could be obtained) about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and director nominees and our Chief Executive Officer, our named executive officers, and our directors, director nominees and named executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of January 31, 2011 there were 642,119,111 shares of common stock outstanding.  We believe, based on information supplied by the following persons that, except as noted, the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The address of each person or entity named in the following table is c/o Net Element, Inc., 1450 S. Miami Avenue. Miami, Florida 33130.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial owner (number of Common shares)	Percent of Class
Mike Zoi (1)	876,269,503	94.2
Dmitry Kozko (2)	24,950,000	3.9
James Caan (3)	5,568,421	*
Curtis Wolfe (4)	1,100,000	*
Jonathan New (5)	1,365,741	*
Ivan Onuchin	-	-
Directors and named executive officers as a group (1)(2)(3)(4)(5)	909,253,665	97.6
* Less than one percent (1%)

(1)
Includes 5,754 shares of common stock held by Mr. Zoi, 401,263,749 shares of common stock and warrants to purchase 100,000,000 shares of common stock that are held by TGR over which Mr. Zoi has dispositive and voting power, 75,000,000 shares of common stock received in exchange for his ownership interest in Openfilm that is held by MZ Capital, LLC (Delaware) (45,937,500 shares) and MZ Capital, LLC (Florida) (29,062,500 shares), limited liability companies over which Mr. Zoi has dispositive and voting power and whose members include Mr. Zoi, Mr. Kozko and Mr. Kozko's wife and minor children (Mr. Kozko and his wife and minor children have no voting or dispositive control over the shares of the Company held by MZ Capital and therefore disclaim beneficial ownership thereof), and 200,000,000 shares of common stock (of which 88,000,000 shares are to be issued upon an increase in the authorized number of shares of the Company expected by March 2011) and warrants to purchase 100,000,000 shares of common stock (of which warrants to purchase 44,000,000 shares are to be issued upon an increase in the authorized number of shares of the Company expected by March 2011) that are held by Enerfund over which Mr. Zoi has dispositive and voting power.

(2)	CEO of Openfilm. Reflects shares of common stock received in exchange for his ownership interest in Openfilm.

(3)	Appointed to Board of Directors effective January 1, 2011. Reflects shares of common stock received in exchange for his ownership interest in Openfilm.

(4)
Includes 100,000 shares underlying the grant of stock options expiring on August 12, 2013 and a strike price of $0.25 per share, and the grant on December 14, 2010 of 1,000,000 shares of restricted stock of the Company in lieu of payment for legal services provided to the Company.

(5)
Reflects 890,741 shares underlying stock options that are currently exercisable with respect to stock options to purchase 1,000,000 shares of common stock that were granted on August 13, 2008 and vest ratably over 36 months from the date of grant.  These options expire on August 13, 2013 and have a strike price of $0.25.  Also includes restricted stock grants totaling 475,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Under an Exchange Agreement dated December 18, 2007, we agreed to issue 113,500,000 newly issued shares to Splinex LLC of which 8,500,000 shares were issued to Bzinfin and 2,125,000 were issued to a former affiliate of Splinex, LLC. Splinex LLC owned 98,157,334 shares as of December 17, 2007 and an aggregate of 201,032,334 shares after the completion of the Exchange Agreement on December 18, 2007. We had 100,757,769 shares outstanding at December 17, 2007 and 214,257,769 shares outstanding after the completion of the Exchange Agreement. In June 2008, Splinex, LLC changed its name to TGR Energy, LLC (“TGR”).

On August 7, 2008, the Company and TGR, which held 94% of our outstanding common stock, entered into the Subscription Agreement described above pursuant to which TGR has agreed to provide funding of up to $2,000,000 (the “Investment Amount”) in exchange for up to 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of the our common stock at an exercise price of $0.05 per share. Pursuant to the Subscription Agreement, TGR will fund the Investment Amount as required in our operational budget. TGR’s obligation to fund the Investment Amount will be reduced by any future third party funding or investments on terms no less favorable than those contained in the Subscription Agreement. On January 12, 2010, TGR agreed to increase the Investment Amount from $2,000,000 to $4,000,000 in exchange for up to an additional 100,000,000 shares of our common stock and warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. TGR has funded the full amount required under the Subscription Agreement.

For the fiscal year ended March 31, 2010, TGR was issued an aggregate of 16,186,515 shares of our common and fully vested warrants to purchase 8,093,757 shares of our common stock at an exercise price of $0.05 per share pursuant to the terms of the Subscription Agreement.  These issuances were in exchange for financings under the Subscription Agreement in the aggregate amount of $323,730.

For the nine months ended December 31, 2010, TGR was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock for $0.05 per share in exchange for funding of $2,021,763 provided under the terms of the Subscription Agreement.  The Subscription Agreement was fully subscribed at December 31, 2010.

As part of our strategy to develop an online media company, on December 14, 2010, we entered into a purchase agreement with the members of Openfilm.  Mike Zoi, our President, through his control of Enerfund, LLC and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition by us. Pursuant to the Openfilm Purchase Agreement, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund (a company controlled by Mike Zoi), 29,062,500 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm. Upon completion of the acquisition transaction on December 14, 2010, Openfilm became a wholly-owned subsidiary. Up until the date of acquisition, Openfilm operations were funded primarily by entities controlled by our President, Mike Zoi.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31st.  The loan matures on December 10, 2012 with accrued interest due at that time.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have sufficient authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund.   This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010.  The balance of the proceeds of $880,000 has been accounted for as an advance until we can issue the balance of the shares and warrants, which is expected on or about March 1, 2011, and appears on our balance sheets as stock subscription liability. The proceeds of the Enerfund Subscription Agreement will be used to fund our operations. However, we will need to raise additional capital to fund operations during the latter half of 2011.

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, an entity controlled by Mike Zoi, to purchase all of the issued and outstanding interests of Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry.  Motorsport, LLC purchased the interest of Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc.  We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013. In the event the domain names and related registrations are purchased by June 16, 2011, then the contingent amount ($20,000) will be paid. The original sellers have a security interest in the domains of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of the shares in Motorsport.com, Inc. held by us.

In addition, we have an option to purchase the remaining interests of Motorsport.com, Inc. currently held by the original stockholders. The purchase option expires on December 16, 2018.  We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock of Motorsport.com, Inc., as follows:

(xiii)	until December 16, 2015: $0.1075 per share;
(xiv)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(xv)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(xvi)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

We may redeem the preferred stock issued at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31st.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

On February 1, 2011, we acquired Music1, LLC from Enerfund for an aggregate purchase price of $15,000. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00.

On January 31, 2011, Music1 entered into a loan agreement with Enerfund LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31st.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.

Director Independence

Currently, there is no one serving on the board or any committee thereof who is a “financial expert” or “independent” under the Commission’s standards (Rule 10A-3 of the Exchange Act) as our limited financial resources are not adequate to attract and retain qualified candidates. For more information regarding the Board and committees thereof, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Board meetings and committees; annual meeting attendance

During fiscal 2010, the board held seven meetings by telephonic conference or unanimous written consent in lieu of a meeting. During fiscal 2010, Stuart Murdoch attended less then 75% of the telephonic board meetings and resigned from the Board in September 2010.

We do not have a formal policy regarding attendance by directors at annual meetings of security holders. However, if any board members do attend the annual meeting of security holders, their expenses will be reimbursed.

Item 14.  Principal Accounting Fees and Services.

Audit Fees.    The aggregate fees, including expenses, billed by our current principal accountants in connection with the audit of our annual financial statements and review of regulatory filings including the financial statements included in our Annual and Quarterly Reports on Forms 10-K and 10-Q during fiscal 2010 and fiscal 2009 were $45,296 and $51,500, respectively.

Audit Related Fees.  The aggregate fees, including expenses, billed by our current principal accountants for services reasonably related to the performance of the audit or review of financial statements not reported under “Audit Fees” above for fiscal 2010 and fiscal 2009 were $16,037 and $13,750, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our former and current principal accountants for services rendered for tax compliance, tax advice, and tax planning during fiscal 2010 and fiscal 2009 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other services rendered to us by our current principal accountants during fiscal 2010 and fiscal 2009 were $0.

Audit Committee Pre-Approval Policy

Our Audit Committee (which, in our case, is the full Board of Directors) is responsible for selecting and hiring our independent auditors and approving the audit and non-audit services to be performed by our independent auditors. The Audit Committee’s policy is that all audit and non-audit services provided by our independent auditor shall be approved before the independent auditor is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Audit Committee may in the future establish pre-approval procedures pursuant to which our independent auditor may provide certain audit and non-audit services to us without first obtaining the Audit Committee's approval. All fees paid to the independent auditors in fiscal 2010 and 2009 were pre-approved by the Audit Committee   (which in our case is the full Board of Directors), and therefore no services were approved after the services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements and Exhibits

(a)	Financial Statements.

The following financial statements of Net Element, Inc. are included in “Item 8. Financial Statements and Supplementary Data”:

Audited Consolidated Balance Sheets as of December 31, 2010 and as of March 31, 2010 and 2009.

Audited Consolidated Statements of Operations for the nine months ended December 31, 2010 and the twelve months ended March 31, 2010 and 2009.

Audited Consolidated Statements of Changes in Stockholders’ Deficiency in Assets for the nine months ended December 31, 2010 and the twelve months ended March 31, 2010.

Audited Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and the twelve months ended March 31, 2010.

The following financial statements of Motorsport.com, Inc. are included as an appendix to this Annual Report:

Audited Consolidated Balance Sheets as of December 31, 2010 and 2009

Audited Consolidated Statements of Operations – for the twelve months ended December 31, 2010 and 2009

Audited Consolidated Statements of Members’ Equity – for the years ended December 31, 2010 and 2009

Audited Consolidated Statements of Cash Flows – for the twelve months ended December 31, 2010 and 2009

(b)    Exhibits.

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

10.4
Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7
Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8
Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9
Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10
Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11
Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12
Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.15
Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16
Reseller Agreement between Waterloo Maple Inc. and the Company dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

10.17
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated by reference to Exhibit 10.2 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.19
First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Commission on June 30, 2009

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Energy, LLC, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Energy, LLC and the Company dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Energy, LLC and the Company dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.25
Joint Venture Dissolution Agreement dated March 31, 2010 between the Company and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.26
Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Energy, LLC and Dune Capital Group LLC, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.27
Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Openfilm, LLC and the members of Openfilm, incorporated by reference to Exhibit 10.27 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010.

10.28
Technology Transfer and License Agreement dated December 14, 2010 between NetLab Systems, LLC and Opernfilm, LLC, incorporated by reference to Exhibit 10.28 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010.

10.29*	Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011.

10.30*	Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011.

10.31*	Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother.

10.32*	License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother.

10.33*	Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC.

10.34*	Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC.

10.35*	Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC.

10.36*	Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC.

14	Code of Ethics, incorporated by reference to Exhibit 10.2 to Splinex’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Commission on June 30, 2005

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

February 3, 2011	by: /S/ Mike Zoi
Mike Zoi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

February 3, 2011	/S/ Mike Zoi
Mike Zoi
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 3, 2011	/S/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 3, 2011	/S/ James Caan
James Caan
Director

February 3, 2011	/S/ Curtis Wolfe
Curtis Wolfe
Director

FINANCIAL STATEMENT INDEX
MOTORSPORT.COM, INC.

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Members’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - 9

Report of Independent Registered Public Accounting Firm

To the shareholders
Motorsport.com, Inc.
Miami, Florida

We have audited the accompanying balance sheets of Motorsport.com, Inc. as of December 31, 2010 and 2009, and the related statement of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motorsport.com, Inc., as December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida
February 2, 2011

MOTORSPORT.COM, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Current assets:
Cash and cash equivalents	$1,309	$5,053
Accounts receivable	6,470	2,675
Total current assets	7,779	7,728

Property and equipment, net	2,398	4,262

Total assets	$10,177	$11,990

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$4,900	$-
Loans payable to shareholders	-	26,350
Total current liabilities	4,900	26,350

Commitments and Contingencies

Shareholders' equity:
Common stock (no par value, 20,000,000 shares
authorized, 19,479,380 shares issued and outstanding)	1,420	1,420
Treasury stock, 859,380 shares	(500)	-
Paid-in capital	23,500	17,500
Accumulated deficit	(19,143)	(33,280)
Total shareholders' equity	5,277	(14,360)

Total liabilities and shareholders' equity	$10,177	$11,990

See accompanying notes to financial statements.

MOTORSPORT.COM, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMPBER 31, 2010 AND 2009

	2010	2009

Revenue	$80,766	$32,917

Operating expenses:
Professional fees	35,305	25,138
Website content	9,805	10,304
Internet connectivity	9,453	6,928
Travel and entertainment	6,926	6,425
General and administrative	5,140	5,046
Total operating expenses	66,629	53,841
Net income (loss) before income taxes	14,137	(20,924)
Income taxes	—	—
Net income (loss)	$14,137	$(20,924)

See accompanying notes to financial statements.

MOTORSPORT.COM, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMPBER 31, 2010 AND 2009

	Common Stock		Treasury Stock				Total
					Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2009	19,479,380	$1,420	-	$-	$4,000	$(12,356)	$(6,936)
Contribution-in-kind	-	-		-	13,500	-	13,500
Net Loss	-	-	-	-	-	(20,924)	(20,924)
Balance, December 31, 2009	19,479,380	1,420	-	-	17,500	(33,280)	(14,360)
Purchase of Common Stock		-	(859,380)	(500)	-	-	(500)
Contribution-in-kind	-	-	-	-	6,000	-	6,000
Net Income	-	-	-	-	-	14,137	14,137
Balance, December 31, 2010	19,479,380	$1,420	(859,380)	$(500)	$23,500	$(19,143)	$5,277

See accompanying notes to financial statements.

MOTORSPORT.COM, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flows from operating activities:
Net income (loss)	$14,137	$(20,924)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	1,864	3,373
Contribution-in-kind services	6,000	13,500
Change in operating assets and liabilities:
Accounts receivable	(3,795)	689
Accrued expenses	4,900	-
Total adjustments	8,969	17,562

Net cash provided (used) in operating activities	23,106	(3,362)

Cash flows from financing activities:
Repurchase of common stock	(500)	-
Payment to loans payable to shareholders	(26,350)	-
Net cash used by financing activities	(26,850)	-

Net decrease in cash	(3,744)	(3,362)

Cash and cash equivalents, beginning of period	5,053	8,415

Cash and cash equivalents, end of period	$1,309	$5,053

See accompanying notes to financial statements.

Motorsport.com, Inc.
Notes to Financial Statements

Note 1 – Nature of Operations

Nature of Operations
Motorsport.com, Inc. (“Motorsport” or “the Company”) was formed as a Florida corporation on April 9, 1999.  The Company operates the website (www.Motorsport.com), a global online media company that distributes content related to the motor sports industry to racing enthusiasts. Motorsport.com derives revenues primarily from display advertising

Note 2 – Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates including those related to the collectability of accounts receivable, useful lives of property and equipment and contingencies.  Actual results may differ from these estimates.

Basis of Presentation
The accompanying financial statements include the accounts of the Company, prepared on the basis of Generally Accepted Accounting Principles in the United States (“GAAP”).

During November 2010, the Board of Directors voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares from 10,000,000 to 20,000,000 and facilitated a 14.323:1 stock split.  This change in capitalization has been given retroactive effect in the financial statements.

Fair Value of Financial Instruments
The Company’s financial instruments are cash, accounts receivable and accrued expenses, and are carried at historical cost which approximates fair value because of the short-term nature of these instruments.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  There were no cash equivalents at each balance sheet date presented.

Accounts Receivable and Allowance for Uncollectible Amounts
Accounts receivable represents amounts billed to customers but uncollected.  Accounts receivable are recorded at the invoiced amounts and are non-interest bearing.  Based on its experience with its customers, management expects to collect all its receivables, and as a result a provision for doubtful accounts has not been recorded.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  The Company periodically reviews property and equipment to determine that the carrying values are not impaired.

Furniture and fixtures	7 years
Office and computer equipment	5 years
Software	5 years

Intangible Property
Costs incurred for internally developed website development and purchased content are expensed as incurred.

Motorsport.com, Inc.
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Revenue
The Company recognizes revenue when the persuasive evidence of an arrangement exists, no significant company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.  The Company’s revenues are derived primarily from display advertising placement on the website.

Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click, or CPC, in which an advertiser pays only when a user clicks on its advertising that is displayed on our owned and operated websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for partners; and fees from referring users to, or from users making purchases on, sponsors’ websites.  In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as standard insertion order or a fully executed customer-specific agreement.  Obligations pursuant to our advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria.  Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria met.

Income Taxes
The Company accounts for income taxes under the provisions of Accounting for Income Taxes (ASC 740-10).  This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities.  Valuation allowances are established, when necessary, to reduce the deferred tax assets to amount expected to be realized.  Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

Subsequent Events
Management has evaluated subsequent events through February 2, 2011, the date on which the financial statements were available to be issued.

Note 3 – Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Computers	$32,788	$32,788
Furniture and fixtures	845	845
Total property and equipment	33,633	33,633

Less: accumulated depreciation	(31,235)	(29,371)

Property and equipment, net	$2,398	$4,262

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,864 and $3,373, respectively.

Motorsport.com, Inc.
Notes to Financial Statements

Note 4 – Concentration of Credit Risk

The Company maintains cash balances at a financial institution in Florida.  The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution.  The Company’s cash balances at December 31, 2010 and 2009 were within FDIC insured limits.

Note 5 – Shareholder Loans Payable

The Company had a non-interest bearing obligation due to directors of the Company, which was repaid during 2010

Note 6 – Commitments and Contingencies

Litigation
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Note 7 – Shareholders’ Equity

The Company is authorized to issue 20,000,000 shares of common stock, without par value. Each holder of common stock is entitled to one vote for each share held.

On November 1, 2010 the Board of Directors voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares to 20,000,000 from 10,000,000.  The Company facilitated a 14.323:1 stock split, resulting in an increase in shares from 1,360,000 to 19,479,380.  This increase has been given retroactive effect.

On October 17, 2010 the Company purchased from a shareholder 60,000 shares of common stock (859,380 shares post-split) for $500.

During the years ended December 31, 2010 and 2009, certain Shareholder’s performed services for the Company without remuneration. The value of those services were charged to Professional fees and credited to Paid-in capital. For the year 2010 and 2009 the value of those services was $6,000 and $13,500, respectively

On December 17, 2010 the shareholders of the Company entered into a Stock Purchase Agreement (“SPA”) with Enerfund Motorsport, LLC (a Florida limited liability company) for the sale of 80% of the outstanding shares of Motorsport.com, Inc. The SPA also grants Enerfund Motorsport, LLC an option to purchase the remaining interests within eight years after the date of closing.

Note 8 – Income Taxes

The (provision) benefit for income taxes consists of the following:

	2010	2009
Current	$3,064	$-
Deferred	(3,064)	-
	$-	$-

Motorsport.com, Inc.
Notes to Financial Statements

Note 8 – Income Taxes, continued

Deferred tax assets for December 31, 2010 and 2009 consist of the following:

	2010	2009
Deferred tax asset:
Net operating loss carry forward	$-	$3,064
Less: valuation allowance	-	(3,064)
Deferred tax asset	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended December 31, 2010 and 2009 is as follows:

	2010	2009

Federal income tax at statutory rate of 15%	$2,120	$(3,028)
State tax, net of federal benefit	661	(945)
Other	283	909
Valuation allowance	(3,064)	3,064
	$0	$-

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$-	$3,064
Total deferred tax assets	-	3,064

Valuation allowance:
Beginning of year	(3,064)	-
Decrease (increase) during the year	3,064	(3,064)
Ending balance	-	(3,064)
Net deferred taxes	$-	$-

Note 9 – Subsequent Events

On February 1, 2011, Net Element, Inc. (a Delaware corporation) entered into a purchase agreement with Enerfund, LLC (a Florida limited liability company) to purchase all of the issued and outstanding interest of Enerfund Motorsport, LLC which holds 80% of the outstanding common stock of the Company.  The remaining 20% of the outstanding stock of the Company is held by the original shareholders of the Company.