Form 10-KT/A
period 2010-12-31
Net Element, Inc.
filed 2011-02-03
CIK 1293330

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

 Explanatory Note

Net Element, Inc. is filing this amended Annual Report on Form 10-K/A in connection with the correction of typographical errors and certain other non-material disclosures and formatting changes to financial statement tabular presentations. The Annual Report is amended and restated in its entirety for the convenience of the reader.

Net Element, Inc. is filing this Annual Report on Form 10-K for the transition period from April 1, 2010 to December 31, 2010 as a result of a change in its fiscal year end from March 31 to December 31. Additionally, included in this Annual Report is information relating to the Company’s acquisitions of Motorsport, LLC and Music1, LLC, each effective as of February 1, 2011, as more fully described herein. Net Element, Inc. had previously registered its securities pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and has been a reporting company subject to the requirements of Section 13 of the Exchange Act since 2005.

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

i

NET ELEMENT, INC.

Form 10-K
For the Year Ended December 31, 2010

ii

PART I

Item 1.   Business.

Development of Business – Overview

Net Element, Inc. (formerly TOT Energy, Inc.) is an online media and technology company. Since April 1, 2010, we have pursued a strategy to develop and/or acquire technology and applications for use in the online media industry. In furtherance of this strategy, on December 14, 2010, we acquired Openfilm, LLC, a Florida limited liability company, engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Additionally, on February 1, 2011, we acquired Motorsport, LLC, a Florida limited liability company that holds 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry, and Music1, LLC, a Florida limited liability company, that owns 97% of the membership interests of A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. As a result of these acquisitions, we now operate several online media websites in the film, auto racing and emerging music talent markets.

We believe that the technology platforms and development expertise acquired from Openfilm will enable us to enhance the digital distribution of content in a variety of industries. Accordingly, we intend to explore the possibility of acquiring other internet portal properties and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets.

Net Element, Inc. was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was spun-off pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., (Nasdaq: HEV), a Florida corporation, co-founded by our President, Mike Zoi, that designs, develops and manufactures high-performance, rechargeable, lithium-ion batteries and battery systems in the transportation and energy markets. The Company initially intended to develop advanced technologies in the three-dimensional or 3D computer graphics industry. Since October 28, 2003 (“Inception”), the date of formation of Splinex, LLC, through December 17, 2007, we operated in a development phase typical of a software company and focused on developing technologies and products and securing intellectual property rights while we developed relationships with potential customers and resellers. Under an agreement effective April 1, 2004 (the “Contribution Agreement”), Splinex, LLC contributed substantially all of its assets, liabilities and operations to the Company. Due to lack of significant sales, we substantially reduced our workforce and overhead costs beginning in September 2005. From September 2005 through July 2007, Ener1 Group, Inc., a related party, loaned us money to fund our operations. In July 2007, Ener1 Group, Inc. stopped funding our operations.

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

Going Concern

Net Element had a net loss of $3,101,146 for the nine months ended December 31, 2010 and $6,596,834 for the twelve months ended March 31, 2010, and further losses are anticipated. We had a negative cash flow from operations of $1,519,972 for the nine months ended December 31, 2010, and $747,945 for the twelve months ended March 31, 2010. Net Element’s ability to continue operating is limited without continued availability of financing, of which there can be no assurance. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should Net Element be unable to continue as a going concern. We are dependent on continued funding by entities controlled by our President, Mike Zoi, of which there can be no assurance as Mr. Zoi is not obligated to continue such funding. We will need to raise additional funds for operations during the latter half of 2011.

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

Condensed Consolidated Pro Forma Balance Sheet
December 31, 2010

	Net Element, Inc.	Motorsport.com	Adjustments (1)	Pro Forma
ASSETS
Current assets
Cash	$2,500,253	$1,309	$22,704	$2,524,266
Accounts receivable	3,477	6,470		9,947
Prepaid expenses and other assets	172,531	-		172,531
Total current assets	2,676,261	7,779	22,704	2,706,744

Property and equipment, net	151,416	2,398	(2,398)	151,416

Other assets	3,300	-	659,621	662,921
Total assets	$2,830,977	$10,177	$679,927	$3,521,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued expenses	$487,033	$4,900	$10,533	$502,466
Notes and accounts payable to related parties	49,999	-	581,307	631,306
Stock subscription liability	880,000	-		880,000
Total current liabilities	1,417,032	4,900	591,840	2,013,772

Long term liabilities
Due to related parties (non-current portion)	1,667,020	-	-	1,667,020
Total long term liabilities	1,667,020	-	-	1,667,020
Total liabilities	3,084,052	4,900	591,840	3,680,792

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-		-
Common stock	642,117	1,420	(1,420)	642,117
Treasury stock	(2,641,640)	(500)	500	(2,641,640)
Paid in capital	28,143,518	23,500	(62,636)	28,104,382
Deferred compensation	(13,556)	-		(13,556)
Accumulated other comprehensive income	9,507	-		9,507
Accumulated deficit	(26,420,933)	(19,143)	19,143	(26,420,933)
Noncontrolling interest	27,912	-	132,500	160,412
Total stockholders’ equity (deficit)	(253,075)	5,277	88,087	(159,711)

Total liabilities and stockholders' equity (deficit)	$2,830,977	$10,177	$679,927	$3,521,081

(1)	Reflects the issuance of notes payable to the shareholders of Motorsport.com, Inc. for an 80% interest pursuant to the Motorsport Purchase Agreement.

Condensed Consolidated Pro Forma Statement of Operations

		For the period ended 12-31-10
	Net Element, Inc	Motorsport.com	Adjustments (2)	Pro Forma

Sales	$242	$80,766	$-	$81,008
Cost of sales	38,162	-	-	38,162
Gross Profit	(37,920)	80,766	-	42,846

Operating Expenses
General and administrative	3,066,261	66,629	95,868	3,228,758
Income (loss) from operations	(3,104,181)	14,137	(95,868)	(3,185,912)

Non-operating expense
Other income	2,946	-	-	2,946

Income (loss) before income tax provision	(3,101,235)	14,137	(95,868)	(3,182,966)
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	(3,101,235)	14,137	(95,868)	(3,182,966)
Net Loss attributable to the noncontrolling interest	89	-	16,346	16,435

Net income (loss)	(3,101,146)	14,137	(79,522)	(3,166,531)

Other comprehensive income
Foreign currency translation loss	(465)	-	-	(465)
Comprehensive income (loss)	$(3,101,611)	$14,137	$(79,522)	$(3,166,996)

Condensed Consolidated Pro Forma Statement of Operations

		For the period ended 3-31-10
	Net Element, Inc	Motorsport.com	Adjustments (2)	Pro Forma

Sales	$-	$32,917	$-	$32,917
Cost of sales	-	-	-	-
Gross Profit	-	32,917	-	32,917

Operating Expenses
General and administrative	5,789,352	53,841	127,450	5,970,643
Loss from operations	(5,789,352)	(20,924)	(127,450)	(5,937,726)

Non-operating expense

Other expense	(171,025)	-	-	(171,025)
Loss before income tax provision	(5,960,377)	(20,924)	(127,450)	(6,108,751)
Income tax provision	-	-		-
Net loss from continuing operations	(5,960,377)	(20,924)	(127,450)	(6,108,751)
Net loss attributable to the noncontrolling interest	9,560	-	29,675	39,235
Net loss from discontinued operations	(646,017)	-	-	(646,017)
Net loss	(6,596,834)	(20,924)	(97,775)	(6,715,533)

Other comprehensive income
Foreign currency translation loss	(26,903)	-	-	(26,903)
Comprehensive loss	$(6,623,737)	$(20,924)	$(97,775)	$(6,742,436)

(2)
Reflects the pro forma effect on the consolidated results of operations arising from (i) increased depreciation and amortization from purchase accounting adjustments and (ii) increased interest expense from issuance of notes payable.

Liquidity and capital resources

At December 31, 2010, we had an accumulated deficit of $26,420,933 and cash of 2,500,253. We had a net loss of $3,101,146 for the nine months ended December 31, 2010 and $6,596,834 for the twelve months ended March 31, 2010, and further losses are anticipated. We had a negative cash flow from operations of $1,519,972 for the nine months ended December 31, 2010 and $747,945 for the twelve months ended March 31, 2010.

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

NET ELEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (“we,” “us,” “our” or the “Company”), formerly TOT Energy, Inc., was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company, and was spun-off pursuant to a merger with Ener1 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ener1, Inc., a Florida corporation of which Mike Zoi (our current Chairman and Chief Executive Officer) is a shareholder and director. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC (which subsequently changed its name to TGR Energy, LLC).

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

NOTE 2. GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $1,519,972 for the nine months ended December 31, 2010, and had an accumulated deficit of $26,420,933 and stockholders’ deficiency of $253,075 at December 31, 2010. We remain dependent upon TGR Energy, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund and our historical dependence on the Subscription Agreements with TGR and Enerfund) to fund our operations.

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

Mr. Zoi has been the CEO and a Director of the Company since 2007. Mr. Zoi has also been a director and president of Ener1 Group since 2001, a privately held investment firm he co-founded in 2001. Mr. Zoi indirectly holds a minority interest in Ener1 Group. Ener1 Group owns approximately 52% of Ener1, Inc. (NASDAQ: HEV), a public company with manufacturing facilities in the United States engaged primarily in the business of designing and developing high-performance, rechargeable, lithium-ion batteries and battery systems for hybrid and electric vehicles.  Mr. Zoi served as a Director of Ener1, Inc. from February 2002 to August 2008 and a vice president from February 2007 to August 2008. Since 2007, Mr. Zoi has been the managing member of TGR Energy LLC, a Florida investment company, which owns approximately 89% of the Company. Mr. Zoi also founded and owns 100% of Enerfund, LLC, a Florida investment company with interests in a variety of high growth businesses, including 8 Motor, LLC, a Florida company engaged in the electric vehicle business.  Enerfund has also provided financing to Openfilm, LLC in the past. Mr. Zoi is responsible for strategy and directly manages all senior executives of the Company. Mr. Zoi also directs all merger and acquisition activities of the Company. His expertise includes strategic development, branding and corporate alliances. Earlier in his career, Mr. Zoi worked in various capacities relating to international finance and business development. Mike Zoi’s niece is married to Dmitry Kozko.

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

On March 10, 2008, Jonathan New joined the Company as Chief Financial Officer.  Mr. New served as Chief Operating Officer of Ener1, Inc. from 2001 to 2003. From 2004 until it was sold in 2006, Mr. New owned and operated Wholesale Salon Furniture Corp.com, which imported and distributed salon equipment.  Thereafter, until joining the Company, Mr. New provided counsel to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1 in 2001, Mr. New held controller and chief financial officer positions with companies including Haagen-Dazs, Virtacon (a web development company), RAI Credit Corporation and Prudential of Florida. Mr. New obtained his BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On December 17, 2007, (1) certain holders, who had received shares in the Company as distributions from Splinex LLC, transferred their ownership of 35,162,334 shares of common stock of the Company to Splinex LLC for nominal consideration, and (2) Bzinfin, S.A., a British Virgin Islands limited corporation that is indirectly owned by an affiliate of Ener1 Group, Inc., a Florida company of which Mike Zoi is a shareholder and director and which is the majority shareholder of Ener1, Inc., co-founded by our President, Mike Zoi, a company that designs, develops and manufactures high-performance, rechargeable, lithium-ion batteries and battery systems in the transportation and energy markets, and Ener1 Group assigned debt obligations of the Company to Splinex LLC in the amount of $2,805,207 and $845,864, respectively. Under a Purchase Agreement dated December 17, 2007, TGR Capital, LLC (which changed its name to Enerfund, LLC in September 2008), a Florida limited liability company (“Enerfund”), which is wholly-owned by Mike Zoi, acquired all of the membership interests in Splinex LLC, thereby giving Enerfund control of Splinex LLC.

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

Audited Consolidated Balance Sheets as of December 31, 2010 and as of March 31, 2010.

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

The following financial statements of Motorsport.com, Inc. are included as an appendix to this Annual Report:

Audited Balance Sheets as of December 31, 2010 and 2009

Audited Statements of Operations – for the twelve months ended December 31, 2010 and 2009

Audited Statements of Stockholders’ Equity – for the years ended December 31, 2010 and 2009

Audited Statements of Cash Flows – for the twelve months ended December 31, 2010 and 2009

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

February 3, 2011	by: /S/ Mike Zoi
Mike Zoi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 3, 2011	/S/ Mike Zoi
Mike Zoi
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 3, 2011	/S/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 3, 2011	/S/ James Caan
James Caan
Director

February 3, 2011	/S/ Curtis Wolfe
Curtis Wolfe
Director

FINANCIAL STATEMENT INDEX
MOTORSPORT.COM, INC.

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Shareholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - 9

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

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended December 31, 2010 and 2009 is as follows:

	2010	2009

Federal income tax at statutory rate of 15%	$2,120	$(3,028)
State tax, net of federal benefit	661	(945)
Other	283	909
Valuation allowance	(3,064)	3,064
	$-	$-

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$-	$3,064
Total deferred tax assets	-	3,064

Valuation allowance:
Beginning of year	(3,064)	-
Decrease (increase) during the year	3,064	(3,064)
Ending balance	-	(3,064)
Net deferred taxes	$-	$-

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