Form 10-Q
period 2011-03-31
Net Element, Inc.
filed 2011-05-16
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

The number of outstanding shares of common stock, $.001 par value, of the registrant as of May 13, 2011 was 736,324,911.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the current views of our management with respect to future events. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “will continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: our ability (or inability) to continue as a going concern, the willingness of our controlling stockholders, TGR Energy, LLC and Enerfund, LLC, which are controlled by our CEO, Mike Zoi, to continue investing in Net Element to fund our working capital requirements, our ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, our ability (or inability) to adequately address the material weaknesses in our internal control over financial reporting, development or acquisition of additional online media businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategy, continued development and market acceptance of our technology, protection of our intellectual property, and successful integration and promotion of any business developed or acquired by us.  If these or other risks and uncertainties (including those described in our Transition Report, as amended, on Form 10-K/A for the transition period from April 1, 2010 to December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “Commission”) and our subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this report.

Net Element, Inc.
Form 10-Q
For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	December 31, 2010
Current assets
Cash	$664,482	$2,500,253
Deposits	49,274	55,274
Contract receivable, net	57,322	3,477
Prepaid expenses and other assets	11,029	117,257
Total current assets	782,107	2,676,261

Fixed assets
Furniture and equipment	187,279	125,730
Computers	148,359	110,969
Leasehold improvements	23,698	19,944
Less: accumulated depreciation	(125,134)	(105,227)
Total fixed assets (net)	234,202	151,416

Other Assets
Intangible assets	298,252	-
Goodwill	442,223	-
Due from related parties	1,466	3,300
Total other assets	741,941	3,300

Total assets	$1,758,250	$2,830,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	62,902	61,422
Stock subscription liability	-	880,000
Due to related parties (current portion)	24,706	49,999
Accrued expenses	478,797	425,611
Total current liabilities	566,405	1,417,032

Long term liabilities
Due to related parties (non-current portion)	2,072,221	1,667,020
Total long term liabilities	2,072,221	1,667,020

Total liabilities	2,638,626	3,084,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 2,500,000,000 shares authorized and 736,324,911 and 642,119,111 shares issued and outstanding)	736,323	642,117
Treasury stock, at cost; 6,250,000 shares	(2,641,640)	(2,641,640)
Paid in capital	47,718,458	28,143,518
Deferred compensation	(41,903)	(13,556)
Accumulated other comprehensive income	-	9,507
Accumulated deficit	(46,735,830)	(26,420,933)
Noncontrolling interest	84,216	27,912
Total Stockholders' deficit	(880,376)	(253,075)
Total liabilities and stockholders' deficit	$1,758,250	$2,830,977

See accompanying notes to condensed consolidated financial statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Sales	$78,146	$-
Cost of sales	86,823	-
Gross Profit	(8,677)	-

Operating Expenses
Salaries and benefits	19,608,082	226,102
Business development	32,284	-
General and administrative	590,810	73,364
Interest	24,915	195
Research and development	5,000	-
Depreciation and amortization	41,255	255
Total operating expenses	20,302,346	299,916
Loss from operations	(20,311,023)	(299,916)

Non-operating expense
Other income (expense)	(45,942)	(90,283)
Loss before income tax provision	(20,356,965)	(390,199)
Income tax provision	-	-
Net Loss from continuing operations	(20,356,965)	(390,199)

Net loss attributable to the noncontrolling interest	42,068	9,511
Net loss from discontinued operations	-	(646,017)
Net loss	(20,314,897)	(1,026,705)

Other comprehensive income
Foreign currency translation loss	-	(2,553)
Comprehensive loss	$(20,314,897)	$(1,029,258)

Net loss per share from continuing operations - basic and diluted	$(0.03)	$(0.00)
Net loss per share from discontinued operations - basic and diluted	$-	$(0.00)
Net loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	668,410,995	320,531,290

See accompanying notes to condensed consolidated financial statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(20,314,897)	$(1,026,705)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	-	646,017
Write-off of Investment in Subsidiary	45,942	-
Decrease in noncontrolling interests	(42,068)	(9,511)
Depreciation and amortization	41,255	255
Non-cash compensation	18,949,148	45,833

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	39,463	(12,955)
Deposits	6,000	-
Contract receivable, net	(36,485)	-
Due from related parties	(1,536,399)	-
Due to related parties	1,196,480	-
Accounts payable	48,013	(5,732)
Accrued expenses	46,747	84,917
Total adjustments	18,758,096	748,824
Net cash used in operating activities of continuing operations	(1,556,801)	(277,881)

Cash flows from investing activities
Deconsolidation of Korlea-TOT subsidiary	(83,361)	-
Cash acquired in acquisition of subsidiary	8,838	-
Capitalized web development and patent costs	(102,279)	-
Purchase of fixed assets	(102,168)	-
Net cash used in investing activities of continuing operations	(278,970)	-

Cash flows from financing activities:
Contributed capital from equity investors	-	122,109
Net cash provided by financing activities of continuing operations	-	122,109

Effect of exchange rate changes on cash	-	(2,553)
Net decrease in cash	(1,835,771)	(158,325)

Cash at beginning of period	2,500,253	436,155
Cash at end of period	$664,482	$277,830

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$940	$-

Non-cash investing and financing activities:
Common stock received on disposal of TOT-SIBBNS joint venture	$-	$2,279,140
Common stock issued to settle stock subscription liability	$880,000	$-

See accompanying notes to condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet services powered by a video-based technology platform, including high definition (HD) and three-dimensional (3D) formats. The Company’s platform enables and hosts a network of content-driven, vertically-focused applications for consumer, professional and business markets.  Net Element was formed in 2004 as Splinex Technology, Inc., a spin-off of Ener1, Inc. (NASDAQ: HEV).

Since April 1, 2010, we have pursued a strategy to develop and acquire applications, services and technologies for use in our media products and services. In furtherance of this strategy, on December 14, 2010, we acquired Openfilm, LLC, a company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Additionally, on February 1, 2011, we acquired the websites www.Motorsport.com, a news and information website relating to the international motorsport industry, and www.Music1.com and www.ARLive.com, two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talent and promote commercial events/transactions. As a result of these acquisitions, we now own and operate several online media websites in the music, film, motorsport and emerging music talent markets.

Prior to April 1, 2010, we engaged in the oil and gas drilling business. On July 16, 2008, we entered into a joint venture arrangement with a Russian corporation and operated an oil and gas drilling business under the name TOT-SIBBNS, Ltd. (“TOT-SIBBNS”). TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operation in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009. TOT-SIBBNS had expectations of exploratory drilling (both through its existing customer and new customers), however, in January 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities.  Comparative results for the three months ended March 31, 2010, include the discontinued operations of TOT-SIBBNS.  Actual results for the three months ended March 31, 2011, do not include TOT-SIBBNS as it was unwound as of March 31, 2010 (see note 11).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2011. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the transition period from April 1, 2010 to December 31, 2010 included in the Company’s Transition Report, as amended, on Form 10-K/A filed with the Commission.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Net Element, Inc., the accounts of our wholly-owned subsidiary, Openfilm, LLC and its wholly-owned subsidiaries Openfilm, Inc. and Zivos, LLC (Ukraine), the accounts of our wholly-owned subsidiary Netlab Systems, LLC and its wholly-owned subsidiary Netlab Systems, LTD (Cayman Islands), the accounts of our recently formed 70%-owned subsidiary LegalGuru LLC, the accounts of our wholly-owned subsidiary Yapik, LLC, the accounts of our wholly-owned subsidiary Splinex, LLC and its wholly-owned subsidiary Splinex (Cayman Islands), the discontinued operations of our previously 75%-owned joint venture, TOT- SIBBNS, Ltd. (“TOT-SIBBNS”), the accounts of our wholly-owned subsidiary Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC and the accounts of our wholly-owned subsidiary Motorsport, LLC and its 80%-owned subsidiary Motorsport.com, Inc.  All material intercompany accounts and transactions have been eliminated in this consolidation.

We have deconsolidated our 51% owned joint venture Korlea-TOT Energy s.r.o. (“Korlea-TOT”) as of January 1, 2011 and we have adjusted the investment to its net realizable value.  We continue to negotiate with our joint venture partner to find agreement that allows for the shut down of this unused company.

Recent Business Activity

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet services powered by a video-based technology platform, including high definition (HD) and three-dimensional (3D) formats. The Company’s platform enables and hosts a network of content-driven, vertically-focused applications for consumer, professional and business markets.

In December 2010, we acquired Openfilm, LLC, an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm has developed an award-winning website (www.Openfilm.com) that currently showcases films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world.  The proprietary technologies and software platform, know-how and methods developed for Openfilm provide a unique value proposition for independent filmmakers, advertisers, film festivals, film schools and viewers. Openfilm derives revenues from advertising, video content syndication, platform licensing and membership fees, as well as, contest entry fees for the Get It Made competition.

In February 2011, we acquired an 80% interest in Motorsport.com, Inc. (through the acquisition of Motorsport, LLC), a mature online media company with a well-established brand name that operates an award-winning website (www.Motorsport.com) that distributes content related to the motorsports industry to racing enthusiasts all over the world. Motorsport.com derives revenues primarily from display advertising.

In February 2011, we acquired Music1, LLC, which owns and operates (through its 97% interest in A&R Music Live, LLC) two websites (www.arlive.com and www.music1.com) engaged principally in the discovery and promotion of new and emerging musical artists. A&R Music Live, LLC provides unsigned artists, producers and songwriters the opportunity to speak directly with record company personnel, learn the music business, and have their music reviewed live by record company A&R experts and receive feedback on the possibility of a record company contract.   Revenues for Music1 are derived from digital download sales, merchandise sales, display advertising, subscriptions, and premium tools to manage artist marketing activity.

In March 2011, we entered into a joint venture arrangement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  See note 6 for more information.

In pursuing our strategy to further develop and expand our products and services, from time to time, we may be engaged in various discussions or activities to acquire or develop businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where we believe appropriate, acquisitions will be financed with newly-issued shares of our common stock or agreements or instruments to issue new shares of our common stock and, when this occurs, it will result in dilution (which may be substantial) to existing stockholders.

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

Cash

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  Beginning December 31, 2010, all non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions.  As such, our bank balances did not exceed FDIC limits at March 31, 2011 and December 31, 2010.

Through our 51% owned joint venture Korlea-TOT, we previously maintained a bank account in the Czech Republic and, at December 31, 2010, the balance of that bank account was $83,361.  Following our deconsolidation of Korlea-TOT as of January 1, 2011, the balance of that bank account is no longer reflected on our balance sheets.

Fixed Assets

We depreciate our furniture and equipment over a term of 5 years. Computers and software are depreciated over terms between 2 and 3 years. Leasehold improvements are depreciated over the terms of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

Intangible Assets

We capitalize our costs that are directly related to web development.  These costs include platform services, engineering, Internet hosting, Internet streaming and general and administrative expenses to directly support engineering services.  Capitalized costs are amortized to general and administrative expense on a straight-line basis over a twenty-four month period.  We also capitalize costs related to projects that are extensive in scope and significantly add to the functionality of our websites.  Additionally, we capitalize direct expenses associated with filing of patents and patent applications and amortize the capitalized intellectual property costs over five years beginning when the patent is approved.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350: Intangibles — Goodwill and Other (“ASC 350”) which requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its net book value (or carrying amount), goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Foreign Currency Transactions

Our primary operations were formerly conducted outside the United States and we used foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the three-month period. Assets and liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. We do not engage in any currency hedging activities.  We are subject to exchange rate risk in our foreign operations in Ukraine and Russia where we operate local engineering businesses.   The Ukraine and Russian engineering operations pay a majority of their expenses in their local currencies and this exposes us to exchange rate risk.

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

We periodically engage in transactions involving the exchange of certain advertising services for various goods and services from third parties. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisements are broadcast.  Expense is recognized when services or merchandise received are used. We account for barter transactions under ASC 845, “Nonmonetary Transactions.”

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants or pursuant to other agreements or instruments. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash deposits, short-term payables and related party payables. We believe that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

NOTE 2. GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $1,556,801 for the three months ended March 31, 2011, and had an accumulated deficit of $46,735,830 and stockholders’ deficiency of $880,376 at March 31, 2011. We remain dependent upon TGR Energy, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations.

Management is continuing with its plan to build a diversified portfolio of online media and technology assets. Management believes that its current operating strategy, combined with continued funding by our primary stockholder, will provide the opportunity for us to continue as a going concern; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our independent auditors’ report on our consolidated financial statements for the period ended December 31, 2010 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

At March 31, 2011, our sole reportable business segment was Net Element and its subsidiaries’ online businesses in music, film, motorsport and professional marketing services.  At December 31, 2010, our sole reportable business segment was Openfilm and its online, video-related business. Until March 31, 2010, our sole reportable business segment was the oil and gas services sector until we decided to unwind the TOT-SIBBNS joint venture effective March 31, 2010. Our accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4.  INTANGIBLE ASSETS

We capitalize certain costs for web development projects.  Specifically, we capitalize projects that are significant in terms of functional value added to the site.  A capitalized project would be closer to a full product launch than an incremental or point release update.  Costs for updates are expensed as incurred.  Capitalized costs are amortized to general and administrative expense over twenty-four months on a straight-line basis. We also capitalize start-up projects from the point of start to the point the website is publicly launched.  Amortization is straight-line over twenty-four months and charged to cost of sales.  Impairment is reviewed quarterly to ensure only viable active project costs are capitalized.

For the three months ended March 31, 2011, we capitalized $319,613 of website development costs and direct patent expenses primarily related to our motorsport, music and film production websites.  Additionally, we amortized $21,361 to web development expense for the three months ended March 31, 2011 leaving a balance of $298,252 on that date.

Additionally, on February 1, 2011, we acquired Motorsport, LLC and Music1, LLC from a related party (Enerfund) and we assumed the balance sheets of Motorsport, LLC and Music1, LLC with existing intangible assets as follows:

Intangible Asset	Motorsport, LLC	Music1, LLC
Content	$14,376	$4,791
Domain Name	$95,833	$6,503
Customer List	$95,833	-
Goodwill	$442,223	-
TOTALS	$648,265	$11,294

NOTE 5. ACQUISITIONS OF MOTORSPORT, LLC AND MUSIC1, LLC

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, a company controlled by Mike Zoi, to purchase all of the issued and outstanding interests in Motorsport, LLC, a Florida limited liability company that holds 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased its 80% interest in Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013. In the event the domain names and related registrations are purchased by June 16, 2011, then the contingent amount ($20,000) will be paid. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of all the shares in Motorsport.com, Inc. held by us.

In addition, we have an option to purchase the remaining interests in Motorsport.com, Inc. currently held by the original stockholders. The purchase option expires on December 16, 2018. We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock with an equivalent value of Motorsport.com, Inc., as follows:

(i)	until December 16, 2015: $0.1075 per share;
(ii)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(iii)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(iv)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

We may redeem the preferred stock issued (if any) at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

The net assets of Motorsport, LLC have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.  The following summary details the Motorsport, LLC Consolidated Balance Sheet as of the date of acquisition (February 1, 2011):

Cash	$-
Accounts receivable	6,179
Property & equipment	509
Other assets	651,716
Accounts Payable & Accrued Expenses	(7,224)
Notes Payable	(590,565)
Net assets	$60,615

If we had acquired Motorsport, LLC on January 1, 2011, the effect on operations would have been as follow:

Sales	$3,994
Gross Profit	(8,625)
Total operating expenses	24,124
Net loss from continuing operations	(32,749)
Net loss attributable to non-controlling interest	5,839
Net loss	$(26,910)

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $186,808.

In furtherance of our strategy to become an online media company, on February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund, LLC (a company controlled by Mike Zoi), for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests in A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. Music1, LLC purchased its interest in A&R Music Live, LLC on November 8, 2010. The remaining 3% of the membership interests in A&R Music Live, LLC is owned by Stephen Strother, the Founder and President of A&R Music Live, LLC. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1 to use certain technology owned by him for the term of his employment agreement.

The net assets of Music1, LLC have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.  The following chart provides summary balance sheet information for Music1, LLC as of the date of acquisition (February 1, 2011).

Cash	$8,838
Accounts receivable	117
Other assets	11,294
Accounts Payable	(11,935)
Notes Payable	(130,993)
Net deficiency in assets	$(122,679)

If we had purchased Music1, LLC on January 1, 2011, the results of operations for the Company would have changed by the following amounts (Music1, LLC results for January, 2011):

Sales	$4,941
Gross Profit	225
Total operating expenses	(38,219)
Net loss from continuing operations	(37,994)
Net loss attributable to non-controlling interest	841
Net loss	$(37,153)

On January 31, 2011, Music1 entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $131,827.

NOTE 6.  JOINT VENTURES

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties will invest up to an aggregate of $1,000,000 in the joint venture.  Mr. Wolfe will invest up to an aggregate of $200,000 as follows: $25,000 per month for four months beginning in June 2011, and, after the LegalGuru Website is launched,  $100,000 paid over a one year period with timing and amounts of each contribution to be determined by Net Element.  We will be obligated to fund the balance of the operating and cash requirements of the joint venture up to an aggregate of $800,000 also with timing and contribution amounts to be determined by Net Element.  Mr. Wolfe will be the Chairman of LegalGuru LLC and will receive a salary of $10,000 per month beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (expected in the third quarter of 2011), Mr. Wolfe’s salary will increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element). LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On July 18, 2008, we entered into an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner (the “JV Partner”) of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of our common stock.

On or about January 27, 2010, we changed our business focus and determined to unwind the TOT-SIBBNS joint venture.  We and TOT-SIBBNS executed an unwind agreement whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeni Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010 and has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on our balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.

We formed a joint venture, Korlea-TOT Energy s.r.o. in July 2008 with Korlea Invest Holding AG of Switzerland (“Korlea).  We invested $56,000 in exchange for our 51% of the share capital in the joint venture, a limited liability company in the Czech Republic.  Korlea-TOT was expected to engage in marketing and trading of oil and natural gas in Eastern Europe.  To date, the joint venture has not engaged in any significant operating activity.  Accordingly, in November 2010, we sent Korlea notice of our request to unwind this arrangement.  On January 1, 2011, we deconsolidated Korlea-TOT and adjusted the carrying value of the investment to its estimated net realizable value.

NOTE 7. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At March 31, 2011 and December 31, 2010, accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Accrued professional fees	49,838	152,068
Promotion Expense	50,000	50,000
Accrued interest	52,760	32,201
Accrued payroll	95,698	17,710
Other accrued expenses	230,501	173,632
	$478,797	$425,611

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time, in the ordinary course of business, the Company is subject to legal and/or tax proceedings or inquiries.  While it is impossible to determine the ultimate outcome of any such proceedings or inquiries, it is management's opinion that the resolution of any pending matters will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Uncertain tax positions are reviewed on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Based on information currently available, we anticipate that over the next 12 months, ongoing audit activity should be resolved relating to uncertain tax positions for which we have accrued estimated liabilities of $50,000.

NOTE.9. STOCKHOLDERS’ EQUITY

On February 1, 2011, our Board of Directors adopted a resolution recommending an amendment to the Certificate of Incorporation to increase the number of authorized shares of our capital stock to an aggregate of 2,600,000,000 shares with 2,500,000,000 shares designated common stock, $.001 par value, and 100,000,000 shares designated preferred stock, $.001 par value per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the board of directors.

Our majority stockholders approved the amendment to our Certificate of Incorporation through action taken by written consent without a meeting, as authorized by Section 228 of the Delaware General Corporation Law. The actions recommended by the Board of Directors and approved by the Company’s majority stockholders became effective upon the filing of a certificate of amendment relating thereto with the Secretary of State of the State of Delaware on March 4, 2011.

During the nine months ended December 31, 2010, TGR Energy, LLC (a company controlled by Mike Zoi) was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance in exchange for funding of $2,021,763 provided under the terms of a Subscription Agreement with TGR Energy, LLC dated August 7, 2008, as amended on January 12, 2010 (the “TGR Subscription Agreement”). A compensation charge of $1,620,787 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of TGR Energy, LLC and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter. This subscription agreement for $4,000,000 was fully subscribed at December 31, 2010.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000.  A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants.  Since Enerfund is owned by an officer/director, we recorded a compensation charge of $18,920,000, which is comprised of the Black-Scholes value of the warrants ($6,600,000) and the intrinsic market value of the common stock issued ($12,320,000).

On February 18, 2011, the Company’s Board of Directors approved the hiring of Richard Lappenbusch as President and Chief Operating Officer.  In addition to salary and benefits, Mr. Lappenbusch was granted 6,100,000 shares of our common stock with vesting as follows:  100,000 shares on February 15, 2012; 4,000,000 shares vesting semi-annually over a three year period from the date of the grant; and 2,000,000 shares upon the Company achieving $20,000,000 in gross revenues (other than through acquisitions), subject to the terms and conditions of a restricted stock agreement.  Accordingly, the fair value of the restricted shares issued of $33,500 will be amortized over the vesting periods.  The following table details the vesting periods and the amounts amortized with respect to 4,100,000 shares of common stock issued to Mr. Lappenbusch:

Vesting Date	Amortization	Shares Vested
8/18/11	$3,667	666,667
2/15/12	550	100,000
2/14/12	3,667	666,667
8/12/12	3,667	666,667
2/8/13	3,667	666,667
8/7/13	3,667	666,667
2/3/14	3,667	666,665
	$22,552	4,100,000

The remaining 2,000,000 restricted shares of common stock vest upon the Company’s attainment of $20 million in aggregate gross revenues.  The fair value of these shares ($10,998) will be amortized over the year ending December 31, 2011.  For the quarter ended March 31, 2011, we amortized $1,439 of this amount as an expense to operations.

Also on February 18, 2011, our Board of Directors approved a grant of 100,000 shares of our common stock for Alys Daly as compensation for marketing and investor relations services. We recorded a charge of $4,000 based on the fair market value of shares issued.

On March 6, 2011, our board of directors approved the issuance of 100 shares of our common stock to certain employees and consultants located in the U.S., Russia and Ukraine.  This resulted in an issuance of 5,800 shares of common stock and a corresponding compensation charge of $580 to reflect the fair market value of the shares issued.

Additionally, on March 6, 2011, the board of directors approved the grant of options to purchase an aggregate of 3,971,500 shares of common stock at an exercise price of $0.10 per share to certain employees and consultants under our 2004 Stock Option Plan.  The options vest over three years at 33.3% per year with vesting for a particular year occurring on the anniversary date of the grant.

Effective as of March 29, 2011, we entered into the LegalGuru JV Agreement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, Mr. Wolfe has the right, for 36 months from March 29, 2011, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

At March 31, 2010, we issued to Jonathan New, our Chief Financial Officer, 250,000 shares of fully vested common stock for services provided to us under a salary reduction implemented in 2009.  A compensation charge of $37,500 was recorded for the quarter ended March 31, 2010, which reflects the market value per share ($0.15) on the first trading day after the date of grant.  Mr. New’s salary was restored to its original annual level ($140,000 base plus $30,000 annual bonus paid in quarterly installments) on March 1, 2011.

At March 31, 2011, we had outstanding options to purchase 5,071,500 shares of common stock under our 2004 stock option plan, of which options to purchase 1,069,790 shares of common stock are vested, with a weighted average exercise price of $0.13 per share and with a remaining weighted average contractual term of 4.7 years. We also had outstanding warrants to purchase 200,000,000 shares of common stock at March 31, 2011 with a strike price of $0.05 per share and a remaining average contractual term of 4.33 years.

NOTE 10. RELATED PARTY TRANSACTIONS

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010, as one of our officers is also a principal of Enerfund.   This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010.  The balance of the proceeds of $880,000 was accounted for as an advance at December 31, 2010.  On March 7, 2011, we issued the balance of the shares and warrants and recorded a compensation charge of $18,920,000, as one of our officers is also a principal of Enerfund.  This amount was calculated based on the Black-Scholes value of warrants ($6,600,000) plus the intrinsic market value of the common stock issued ($12,320,000).

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $186,808.

On January 31, 2011, Music1 entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $131,827.

On February 1, 2011, we entered into the Motorsport Purchase Agreement with Enerfund, LLC, a company controlled by Mike Zoi, to purchase all of the issued and outstanding interests of Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased the interest of Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. (see Note 5).

On February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund, LLC (a company controlled by Mike Zoi), for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests of A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. Music1, LLC purchased its interest in A&R Music Live, LLC on November 8, 2010. The remaining 3% of the membership interests of A&R Music Live, LLC is owned by Stephen Strother, the Founder and President of A&R Music Live, LLC (see Note 5).

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties will invest up to an aggregate of $1,000,000 in the joint venture.  Mr. Wolfe will invest up to an aggregate of $200,000 as follows: $25,000 per month for four months beginning in June 2011, and, after the LegalGuru Website is launched,  $100,000 paid over a one year period with timing and amounts of each contribution to be determined by Net Element.  We will be obligated to fund the balance of the operating and cash requirements of the joint venture up to an aggregate of $800,000 also with timing and contribution amounts to be determined by Net Element.  Mr. Wolfe will be the Chairman of LegalGuru LLC and will receive a salary of $10,000 per month beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (expected in the third quarter of 2011), Mr. Wolfe’s salary will increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element). LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

See note 12. (Subsequent Events) with respect to an unsecured convertible promissory note and loan agreement, dated as of May 16, 2011, with Enerfund, LLC in the principal amount of $2,000,000.

NOTE 11. DISCONTINUED OPERATIONS

Effective March 31, 2010, we dissolved the TOT-SIBBNS joint venture.  We received the 3,000,000 shares of common stock issued in 2008 in connection with the formation of the joint venture and the assets of the joint venture were returned to the non-controlling interest holder (JV Partner).  For comparative purposes, the results of the joint venture are reflected as discontinued operation in the Consolidated Condensed Balance Sheets and Income Statements as of March 31, 2010.  The following table provides additional details on the results from discontinued operations for the three months ended March 31, 2010. There was no effect on results for the quarter ended March 31, 2011.

Three months ended
March 31, 2010

Revenues	$-
Cost of Sales	-
Operating Expenses	(942,044)
Other Income	80,688
Net loss attributable to the noncontrolling interest	215,339
Net loss from discontinued operations	$(646,017)

NOTE 12. SUBSEQUENT EVENTS

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC will develop 3D technology for use in our products and services and certain other licensed applications.  As of April 12, 2011, an aggregate 15% interest in Splinex, LLC was issued to certain of our employees and/or consultants.  In order to facilitate certain foreign consulting payments, we organized a wholly-owned subsidiary, Splinex, LTD in the Cayman Islands on April 4, 2011.  We are also in the process of organizing a Russian company that will be wholly-owned by Splinex, LLC (Florida) in order to expand our research and development efforts.

On October 18, 2010, we formed Netlab Systems, LLC in order to carry out our web development efforts.  A subsidiary, Netlab Systems, LTD (Cayman Islands) was formed as a wholly-owned subsidiary on January 17, 2011, in order to facilitate certain foreign consulting arrangements.  We are currently in the process of organizing Netlab, LLC (Russia) and Netlab, LLC (Ukraine).  Both of these operations will be used to provide engineering services for our new and existing web properties.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six (6) month periods.

On April 6, 2011, we, through our wholly-owned subsidiary, Net Element Capital, LLC (Florida), formed a wholly-owned subsidiary Spark Lab Ventures, LLC (Florida).  This company will develop and incubate properties that we expect to be complementary to our existing products and services.

On April 15, 2011, we entered into a two-year sponsorship and advertising transaction with Ferrari Challenge® whereby we have committed to provide $50,000 in cash and $200,000 in advertising value on our websites annually in exchange for a Platinum Sponsorship for the Ferrari Challenge over the next two race seasons. We believe that the sponsorship provides us with marketing outreach and enables us to meet potential customers, partners or investors who watch or participate in the series.  The Ferrari Challenge® is committed to contract for $200,000 in advertising campaigns on any Net Element website annually over the next two years.  Accordingly, we will recognize $200,000 in advertising revenue over the period of the advertising campaigns.  The cost of the sponsorship ($250,000) will be recognized as a charge to operations over the five-month period of the Ferrari Challenge (May to September).

On May 13, 2011, we hired Dean Lucente as Chief Revenue Officer.  Mr. Lucente will oversee the development of revenue at Net Element and manage the sales and marketing functions.  Mr. Lucente starts on May 18, 2011, joining the Company from Transpera, Inc., where he held a similar role managing advertising sales for large advertisers and ad resellers.   Mr. Lucente’s annual compensation will include a base salary of $200,000 and a bonus of up to 50% for achieving certain goals to be determined.  Additionally, Mr. Lucente will be granted options to purchase 1,500,000 shares of the Company’s common stock subject to a three year vesting schedule.  Those options are to be granted under a new equity incentive plan to be adopted by the Company.

On May 13, 2011, we entered into a binding term sheet to purchase 100% of vDream, Inc. for $125,000 in cash and warrants to purchase shares of our common stock at a strike price to be set in the definitive purchase agreement at the fair market value of our common stock on the date of, or most recent trading date preceding the date of, the definitive purchase agreement having an aggregate value of $175,000.  The term sheet is binding for 75 days in order to complete satisfactory due diligence and finalize the definitive purchase agreement.  vDream, Inc. is an online network for car enthusiasts that provides gaming and the ability of users to customize parts available in the market onto a virtual car.  vDream, Inc. strives to be the best in-depth, car customizing, social gaming application available in its market.  Its products are currently available on certain social networking sites, including facebook, myspace and bebo.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  Net Element will use the amounts borrowed under the convertible promissory note and loan agreement for working capital and acquisitions.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share (which was the closing stock price on May 13, 2011, the last full trading day before the convertible promissory note and loan agreement was entered into).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with our audited financial statements and notes thereto contained in our Transition Report, as amended, on Form 10-K/A for the transition period from April 1, 2010 to December 31, 2010 filed with the Commission and the consolidated interim financial statements and related notes included in this Report.

General

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet services powered by a video-based technology platform, including high definition (HD) and three-dimensional (3D) formats. The Company’s platform enables and hosts a network of content-driven, vertically-focused applications for consumer, professional and business markets.

Since April 1, 2010, we have pursued a strategy to develop and acquire applications, content, intellectual property and technologies for use in our products and services. In furtherance of this strategy, on December 14, 2010, we acquired Openfilm, LLC, a company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Additionally, on February 1, 2011, we acquired the websites www.Motorsport.com, a news and information website relating to the international motorsport industry, and www.Music1.com and www.ARLive.com, two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talent. As a result of these acquisitions, we now own and operate several online media websites in the film, auto racing and emerging music talent markets.  In addition, in March 2011, we formed LegalGuru LLC, a joint venture with one of our directors, that is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.

We are developing technology, platforms and applications, focused on 3D and other technologically advanced solutions for use across our current vertical markets in the entertainment, motorsports and music markets. Our technologies are designed with scalability to enable them to be adapted to other markets, such as legal, medical, sports, education, government and corporate applications and other sources and uses of online content.

We intend to leverage our software development expertise, global operational capacity and proprietary technologies to become a global leader in providing HD video, 3D video, IPTV and mobile video platform services, as well as customized web-based diagnostic tools and applications.  We believe that we will be able to successfully implement our strategy based, in part, on the continuity of members of our original development team (including our CTO, Ivan Onuchin, when we were spun off from Ener1, Inc. (NASDAQ: HEV) as Splinex Technology, Inc. in 2004), the addition in February 2011 of Richard Lappenbusch as our President and Chief Operating Officer, the continued development of vertical market channels, the hiring of senior level management and currently favorable market conditions for our technologies, products and services.

We believe that our development expertise, operational capacity, and technology platforms will enable us to enhance the digital distribution of content in a variety of industries. Accordingly, we intend to explore the possibility of acquiring other intellectual property, Internet portal properties, Internet application and game developers and companies with similar goals of connecting people in various vertical markets.

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC will develop 3D technology for use in our products and services and certain other licensed applications.  As of April 12, 2011, an aggregate 15% interest in Splinex, LLC was issued to certain of our employees and/or consultants.  In order to facilitate certain foreign consulting payments, we organized a wholly-owned subsidiary, Splinex, LTD in the Cayman Islands on April 4, 2011.  We are also in the process of organizing a Russian company that will be wholly-owned by Splinex, LLC (Florida) in order to expand our research and development efforts.

On October 18, 2010, we formed Netlab Systems, LLC in order to carry out our web development efforts.  A subsidiary, Netlab Systems, LTD (Cayman Islands) was formed as a wholly-owned subsidiary on January 17, 2011, in order to facilitate certain foreign consulting arrangements.  We are currently in the process of organizing Netlab, LLC (Russia) and Netlab, LLC (Ukraine).  Both of these companies will be used to provide engineering services for our new and existing web properties.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.

On April 6, 2011, we, through our wholly-owned subsidiary, Net Element Capital, LLC (Florida), formed a wholly-owned subsidiary Sparklab Ventures, LLC (Florida).  This company will develop and incubate properties that we expect to be complementary to our existing products and services.

On May 13, 2011, we entered into a binding term sheet to purchase 100% of vDream, Inc. for $125,000 in cash and warrants to purchase shares our common stock at a strike price to be set in the definitive purchase agreement at the fair market value of our common stock on the date of, or most recent trading date preceding the date of, the definitive purchase agreement having an aggregate value of $175,000.  The term sheet is binding for 75 days in order to complete satisfactory due diligence and finalize the definitive purchase agreement.  vDream, Inc. is an online network for car enthusiasts that provides gaming and the ability of users to customize parts available in the market onto a virtual car.  vDream, Inc. strives to be the best in-depth, car customizing, social gaming application available in its market.  Its products are currently available on certain social networking sites, including facebook, myspace and bebo.

In pursuing our strategy to further develop and expand our products and services, from time to time, we may be engaged in various discussions or activities to acquire or develop businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until binding term sheets or definitive agreements have been executed. Where we believe appropriate, acquisitions will be financed with newly issued shares of our common stock or agreements or instruments to issue new shares of our common stock and, when this occurs, it will result in dilution (which may be substantial) to existing stockholders.

On November 11, 2010, we changed our fiscal year end from March 31 to December 31.  The nine-month period from April 1, 2010 through December 31, 2010 was presented in a Transition Report, as amended, on Form 10-K/A filed with the Commission on February 3, 2011.

Recent Acquisitions

On February 1, 2011, we entered into the Motorsport Purchase Agreement with Enerfund, LLC, a company controlled by our CEO, Mike Zoi, to purchase all of the issued and outstanding interests in Motorsport, LLC, a Florida limited liability company that holds 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased its 80% interest in Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013. In the event the domain names and related registrations are purchased by June 16, 2011, then the contingent amount ($20,000) will be paid. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of all the shares in Motorsport.com, Inc. held by us.

In addition, we have an option to purchase the remaining interests in Motorsport.com, Inc. currently held by the original stockholders. The purchase option expires on December 16, 2018. We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock with an equivalent value of Motorsport.com, Inc., as follows:

(i)	until December 16, 2015: $0.1075 per share;
(ii)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(iii)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(iv)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

We may redeem the preferred stock issued (if any) at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

The net assets of Motorsport, LLC have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.  The following summary details the Motorsport, LLC Consolidated Balance Sheet as of the date of acquisition (February 1, 2011):

Cash	$-
Accounts receivable	6,179
Property & equipment	509
Other assets	651,716
Accounts Payable & Accrued Expenses	(7,224)
Notes Payable	(590,565)
Net assets	$60,615

If we had acquired Motorsport, LLC on January 1, 2011, the effect on operations would have been as follow:

Sales	$3,994
Gross Profit	(8,625)
Total operating expenses	24,124
Net loss from continuing operations	(32,749)
Net loss attributable to non-controlling interest	5,839
Net loss	$(26,910)

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $186,808.

In furtherance of our strategy to become an online media company, on February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund, LLC (a company controlled by Mike Zoi), for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests in A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. Music1, LLC purchased its interest in A&R Music Live, LLC on November 8, 2010. The remaining 3% of the membership interests in A&R Music Live, LLC is owned by Stephen Strother, the Founder and President of Music1. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1 to use certain technology owned by him for the term of his employment agreement.

The net assets of Music1, LLC have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.  The following chart provides summary balance sheet information for Music1, LLC as of the date of acquisition (February 1, 2011).

Cash	$8,838
Accounts receivable	117
Other assets	11,294
Accounts Payable	(11,935)
Notes Payable	(130,993)
Net deficiency in assets	$(122,679)

If we had purchased Music1, LLC on January 1, 2011, the results of operations for the Company would have changed by the following amounts (Music1, LLC results for January, 2011):

Sales	$4,941
Gross Profit	225
Total operating expenses	(38,219)
Net loss from continuing operations	(37,994)
Net loss attributable to non-controlling interest	841
Net loss	$(37,153)

On January 31, 2011, Music1 entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $131,827.

Recent Joint Venture Arrangements

As of January 1, 2011, we deconsolidated our 51% owned joint venture Korlea-TOT and we have adjusted the investment to its net realizable value.  Since November 2010, we have been in discussions and negotiations with our joint venture partner, Korlea Invest Holding AG of Switzerland, to unwind this joint venture arrangement, but have not yet been successful and we cannot transfer or dispose of our interest or take any material actions with respect to the joint venture without the joint venture partner’s consent.  We continue to negotiate with the joint venture partner to find agreement that allows for the shut down of this unused company.  Since entering into the joint venture, Korlea-TOT has never engaged in any business activities.

Effective as of March 29, 2011, we entered into a joint venture arrangement  (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties will invest up to an aggregate of $1,000,000 in the joint venture.  Mr. Wolfe will invest up to an aggregate of $200,000 as follows: $25,000 per month for four months beginning in June 2011, and, after the LegalGuru Website is launched, $100,000 paid over a one year period with timing and amounts of each contribution to be determined by Net Element.  We will be obligated to fund the balance of the operating and cash requirements of the joint venture up to an aggregate of $800,000 also with timing and contribution amounts to be determined by Net Element.  Mr. Wolfe will be the Chairman of LegalGuru LLC and will receive a salary of $10,000 per month beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (expected in the third quarter of 2011), Mr. Wolfe’s salary will increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element). LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010

We reported a net loss of  $20,314,897, or $(0.03) per share, for the three months ended March 31, 2011, as compared with a net loss of $1,026,705, or $(0.00) per share, for the three months ended March 31, 2010. Weighted average shares outstanding were 668,410,995 and 320,531,290 for the quarters ended March 31, 2011 and 2010, respectively.  The net loss for the three month period ended March 31, 2011 was unfavorably impacted by non-cash compensation expense of $18,949,148 related primarily to stock and warrants issued pursuant to the Subscription Agreement entered into with Enerfund, LLC on December 31, 2010 as compared with the net loss for the three months ended March 31, 2010. The non-cash compensation expense for the three months ended March 31, 2010 was $45,833.   The remainder of the 2010 loss was primarily due to the discontinued operations expense for TOT-SIBBNS of $646,017, payroll expense of $180,269 and other expense of $90,283 relating to the write-off of a note receivable with TOT-SIBBNS.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance at December 31, 2010.  On March 4, 2011, the number of our authorized common shares were increased from 800,000,000 to 2,500,000,000 and subsequently we issued the balance of the shares and warrants.  On March 7, 2011 (the date of issuance of the shares and warrants), the market value of the common shares exceeded the subscription price resulting in a compensation charge of $12,320,000 for the shares purchased under the Enerfund Subscription Agreement.  Additionally, a compensation expense relating to the issuance of warrants of $6,600,000 was recorded based on a Black-Scholes valuation model since the majority shareholder of Enerfund is also an officer of our Company.

Sales revenue consists of license fees, advertising fees, membership fees and other service fees.  Sales revenue for the three months ended March 31, 2011 was $78,146, which related primarily to Openfilm ($50,689), Music1 ($17,633) and Motorsport ($6,758), as compared with no revenue for the three months ended March 31, 2010. Revenue of Openfilm consisted of $40,000 for license fees with the balance relating to advertising and membership fees.  Music1 revenues were derived from service fees and Motorsport revenues related to advertising.

Cost of sales represents direct costs of generating revenues, including commissions, content acquired and created and certain payroll expense that is directly related to revenue creation.  Cost of sales for the three months ended March 31, 2011 was $86,823 as compared to $0 for the three months ended March 31, 2010 as a result of there being no revenue for the three months ended March 31, 2010.

Salaries and benefits expenses were $19,608,082 (which includes cash salaries and benefits expenses of $658,934 and non-cash compensation expenses of $18,949,148) for the three months ended March 31, 2011 as compared with $226,102 (which includes cash salaries and benefits expenses of $180,269 and non-cash compensation expenses of $45,833) for the three months ended March 31, 2010, representing an increase of $19,381,980. The increase related primarily to increased non-cash compensation expense of $18,903,315 for the issuance of additional shares of our common stock and warrants to Enerfund, LLC pursuant to the Subscription Agreement dated December 31, 2010.  The shares were issued at the fair value based on trading exchange quotes less $0.01 cost per share for the 88,000,000 shares issued during the three months ended March 31, 2011, and the warrants to purchase 44,000,000 shares of our common stock for $0.05 during that period were valued using a Black-Scholes valuation model.  Compensation expense was required because a member of management is also the managing member of Enerfund, LLC.  Cash compensation expenses were $658,934 for the three months ended March 31, 2011 as compared to $180,269 for cash salaries and benefits for the three months ended March 31, 2010, representing an increase of $478,665.  This increase related primarily to the increase in corporate and engineering personnel costs at Net Element ($358,355), and as a result of the acquisitions of Openfilm in December 2010 ($75,754) and Music1 ($36,887) and Motorsport ($7,669) in February 2011. There were no significant operations during the three month period ended March 31, 2010 as we were in the process of unwinding the TOT-SIBBNS joint venture.  Our operations at March 31, 2011 included a headcount of 73 employees and consultants as compared with a headcount from continuing operations of three employees at March 31, 2010.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities.  Business development expenses were $32,284 for the three months ended March 31, 2011 as compared with $0 for the three months ended March 31, 2010.  There were no significant operations during the three month period ended March 31, 2010 as we were in the process of unwinding the TOT-SIBBNS joint venture.  For the quarter ended March 31, 2011, business development expenses were primarily attributable to Motorsport ($24,158) and other corporate activities ($6,790). Motorsport expense related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items.  Net Element corporate expense related primarily to business development of new website opportunities.

General and administrative expenses consist of operating expenses not otherwise delineated in our income statement including travel, insurance, office supplies, telephone, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the three months ended March 31, 2011 were $590,810 as compared with general and administrative expenses for the three months ended March 31, 2010 of $73,364, representing an increase of $517,446.  The increase related primarily to increases at Net Element corporate and engineering ($428,734), the acquisitions of Openfilm ($39,735) in December 2010, and Music1($15,115) and Motorsport ($33,862) in February 2011 and the corresponding increase in personnel, which resulted in increased general and administrative expenses.

Interest expense was $24,915 for the three months ended March 31, 2011 as compared with $195 for the three months ended March 31, 2010.  The interest expense in 2011 was attributable to a loan from Enerfund, LLC to Openfilm, LLC with a principal balance of $1,667,000 and an interest rate of 5% per annum.  The advances from this loan were made between November 2010 and January 2011.

Research and development expense was $5,000 for the three months ended March 31, 2011.  These expenses are primarily related to our continued development of 3D technologies for use over the web.  There were no research and development expenses for the three months ended March 31, 2010.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $41,255 for the three months ended March 31, 2011 as compared with $255 for the three months ended March 31, 2010.  Fixed assets (net) increased to $234,202 at March 31, 2011 as compared with $151,416 at March 31, 2010, creating higher period depreciation for the quarter ended March 31, 2011.  Additionally, costs related to intangible assets related to website development were $298,252 at March 31, 2011 as compared with $0 at March 31, 2010.  The $298,252 includes $9,900 for the direct costs of acquiring a patent and the balance is primarily related to capitalized website development costs for Motorsport, LLC of $226,495 at March 31, 2011.

Other expense was $45,942 for the three months ended March 31, 2011 and $90,283 for the three months ended March 31, 2010.  The other expense in 2011 is due to the deconsolidation of Korea-TOT. The other expense in 2010 is due to the write-off of a related party loan that occurred when we discontinued TOT-SIBBNS.

The net loss attributable to non-controlling interests relating to Yapik, LLC, A&R Music Live and Motorsport.com was $42,068 for the three months ended March 31, 2011 as compared with $9,511 for the three months ended March 31, 2010. Non-controlling interest for the three months ended March 31, 2010 related solely to KORLEA-TOT, which was deconsolidated on January 1, 2011. The non-controlling interest reflects gains and losses attributable to the interest not held by us.

The net loss from discontinued operations was $0 for the three months ended March 31, 2011 as compared to a net loss from discontinued operations of $646,017 for the three months ended March 31, 2010 when the Company discontinued the operations of TOT-SIBBNS (see notes 6 and 11 to the accompanying consolidated interim financial statements).

Liquidity and capital resources

At March 31, 2011, we had an accumulated deficit of $46,735,830 and cash of $664,482. We had a net loss of $20,314,897 for the three months ended March 31, 2011 and a net loss of $1,026,705 for the three months ended March 31, 2010, and further losses are anticipated. We had negative cash flows from operations of $1,556,801 for the three months ended March 31, 2011 and negative cash flows from operations of $277,881 for the three months ended March 31, 2010.

We are dependent upon receiving funds from our controlling stockholders, TGR Energy, LLC and Enerfund, LLC, which are controlled by our CEO, Mike Zoi. Pursuant to the TGR Subscription Agreement, TGR was obligated to invest up to $4,000,000 to fund working capital requirements in exchange for up to 200,000,000 shares of our common stock and warrants to purchase up to 100,000,000 shares of our common stock with an exercise price of $0.05. The shares and warrants were issued quarterly and we recorded an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At December 31, 2010, TGR had fulfilled its investment obligations under the TGR Subscription Agreement.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund, LLC in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31.  The loan matures on December 10, 2012 with accrued interest due at that time.  The balance (including accrued interest) at March 31, 2011 was $1,719,962.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund.   This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010.  The balance of the proceeds of $880,000 was accounted for as an advance at December 31, 2010.  On March 7, 2011, we issued the balance of the shares and warrants and recorded a compensation charge of $18,920,000 as one of our officers is also a principal of Enerfund.  This amount was calculated based on the Black-Scholes value of warrants ($6,600,000) plus the intrinsic market value of the common stock issued ($12,320,000).  The proceeds of the Enerfund Subscription Agreement were used to fund our operations.

As previously disclosed, in connection with the Motorsport acquisition, we are obligated to make additional payments to the original stockholders of Motorsport.com, Inc. of an aggregate of $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of the additional purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of all the shares in Motorsport.com, Inc. held by us.

In addition, we have an option to purchase the remaining 20% interest in Motorsport.com, Inc. currently held by the original stockholders. The purchase option expires on December 16, 2018.  We may exercise this option at any time upon thirty days prior written notice and the payment, in cash or preferred stock with an equivalent value of Motorsport.com, Inc., as follows:

(i)	until December 16, 2015: $0.1075 per share;
(ii)	from December 17, 2015 through December 16, 2016: $0.1185 per share;
(iii)	from December 17, 2016 through December 16, 2017: $0.1305 per share; and
(iv)	from December 17, 2017 through December 16, 2018: $0.1435 per share.

We may redeem the preferred stock issued (if any) at any time upon the payment in full of the value of the preferred stock as of the date of issuance.

On January 31, 2011, Motorsport entered into a loan agreement with Enerfund, LLC in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  This loan was repaid in full on February 24, 2011.

On February 1, 2011, we acquired Music1, LLC from Enerfund, LLC for an aggregate purchase price of $15,000. We are required to invest at least $500,000 in Music1 by December 31, 2012 (which amount may include salaries and other expenses of Music1). In the event such amount is not invested in Music1 by December 31, 2012 or the employment agreement of Mr. Strother is terminated other than for cause or good reason on or before May 7, 2012, then Mr. Strother will have the right to repurchase Music1 for $1.00.

On January 31, 2011, Music1 entered into a loan agreement with Enerfund, LLC in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  This loan was repaid in full on February 24, 2011.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.

On April 15, 2011, we entered into a two-year cross advertising transaction with Ferrari Challenge whereby we contracted to pay $50,000 per year in cash and provide $200,000 per year in advertising value on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over the next two race seasons. This arrangement provides us with marketing outreach and exposure to potential investors. The agreement stipulates that the Ferrari Challenge must advertise on any Net Element website within one year from date of execution.  Accordingly, we will recognize $200,000 in advertising revenue evenly over the twelve-month period commencing April 15, 2011.  The total expense of the sponsorship ($250,000) will be recognized as a charge to operations over the five month period (May to September 2011 and 2012) the Ferrari Challenge runs.

On May 13, 2011, we entered into a binding term sheet to purchase 100% of vDream, Inc. for $125,000 in cash and warrants to purchase shares of our common stock at a strike price to be set in the definitive purchase agreement at the fair market value of our common stock on the date of, or most recent trading date preceding the date of, the definitive purchase agreement having an aggregate value of $175,000.  The term sheet is binding for 75 days in order to complete satisfactory due diligence and finalize the definitive purchase agreement.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  Net Element will use the amounts borrowed under the convertible promissory note and loan agreement for working capital and acquisitions.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share (which was the closing stock price on May 13, 2011, the last full trading day before the convertible promissory note and loan agreement was entered into).

As a result of our history of recurring losses and our accumulated deficit and stockholders’ deficiency, the audit report of our independent registered public accounting firm as of December 31, 2010 contains a statement expressing substantial doubt as to our ability to continue as a going concern. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance.  We have historically been dependent upon TGR Energy, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements.  As of the date this report was filed with the Commission, management expects that our cash flows from operations and additional borrowings available under the May 16, 2011 convertible promissory note and loan agreement with Enerfund described above will be sufficient to meet our financial requirements through the second fiscal quarter of 2011.   Management currently believes that we will require an additional $6,000,000 in financing to continue operations as currently conducted and to pay for anticipated capital expenditures over the next 12 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur.  Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets.  Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial.  Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business prospects, financial condition and results of operations and may ultimately require us to suspend or cease operations.

Off-balance sheet arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on our financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The adoption of this ASU may require us to report goodwill impairment charges sooner than under current practice.

Item 4. Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our Transition Report, as amended, on Form 10-K/A for the period ended December 31, 2010.  Accordingly, management cannot provide reasonable assurance of achieving the desired control objective.  Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas.  We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses.  We have recently hired additional finance and IT personnel and will continue to address deficiencies as resources permit.  We expect this process to continue through 2011.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by our CEO, Mike Zoi) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants.

Also on February 18, 2011, our Board of Directors approved a grant of 100,000 shares of our common stock for Alys Daly as compensation for marketing and investor relations services.

On February 18, 2011, the Company’s Board of Directors approved the hiring of Richard Lappenbusch as President and Chief Operating Officer.  In addition to salary and benefits, Mr. Lappenbusch was granted 6,100,000 shares of our common stock with vesting as follows:  100,000 shares on February 15, 2012; 4,000,000 shares vesting semi-annually over a three year period from the date of the grant; and 2,000,000 shares upon the Company achieving $20,000,000 in gross revenues (other than through acquisitions), subject to the terms and conditions of a restricted stock agreement.

The remaining 2,000,000 restricted shares vest upon attainment of $20 million in aggregate gross revenues.  The value of this deferred compensation is $10,998 of the $33,500 of total deferred compensation.  This amount will be amortized over the year ending December 31, 2011.  For the quarter ended March 31, 2011, we amortized $1,439 to compensation expense for a portion of the 2,000,000 shares to be amortized this year.

On March 6, 2011, our board of directors approved the issuance of 100 shares of our common stock to all employees located in the U.S., Russia and Ukraine.  This resulted in an issuance of 5,800 shares of our common stock.

Additionally, on March 6, 2011, the board of directors approved the issuance of options for an aggregate of 3,971,500 shares of common stock at an exercise price of $0.10 per share pursuant to our 2004 Stock Option Plan.  The options vest over three years at 33.3% per year with vesting for a particular year occurring on the anniversary date of the grant.

Effective as of March 29, 2011, we entered into the LegalGuru JV Agreement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, Mr. Wolfe has the right, for 36 months from March 29, 2011, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.

On May 13, 2011, we agreed to grant to Dean Lucente options to purchase 1,500,000 shares of the Company’s common stock, subject to a three year vesting schedule, in connection with his appointment as Chief Revenue Officer.  Those options are to be granted under a new equity incentive plan to be adopted by the Company.

On May 13, 2011, we entered into a binding term sheet to purchase 100% of vDream, Inc. for $125,000 in cash and warrants to purchase shares of our common stock at a strike price to be set in the definitive purchase agreement at the fair market value of our common stock on the date of, or most recent trading date preceding the date of, the definitive purchase agreement having an aggregate value of $175,000.  The term sheet is binding for 75 days in order to complete satisfactory due diligence and finalize the definitive purchase agreement.  vDream, Inc. is an online network for car enthusiasts that provides gaming and the ability of users to customize parts available in the market onto a virtual car.  vDream, Inc. strives to be the best in-depth, car customizing, social gaming application available in its market.  Its products are currently available on certain social networking sites, including facebook, myspace and bebo.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  Net Element will use the amounts borrowed under the convertible promissory note and loan agreement for working capital and acquisitions.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share (which was the closing stock price on May 13, 2011, the last full trading day before the convertible promissory note and loan agreement was entered into).

We believe that the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering, other than issuances pursuant to our 2004 Stock Option Plan, which were made pursuant to a registration statement on Form S-8.

Item 5.  Other Information

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by our CEO, Mike Zoi) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from date of issuance.  However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010.  Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000.  A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund.  This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010.  The balance of the proceeds of $880,000 was accounted for as an advance at December 31, 2010.  On March 7, 2011, we issued the balance of the shares and warrants and recorded a compensation charge of $18,920,000.  This amount was calculated based on the Black-Scholes value of warrants ($6,600,000) plus the intrinsic market value of the common stock issued ($12,320,000).  The proceeds of the Enerfund Subscription Agreement was used to fund our operations.  We believe that the sale and issuance of these shares of common stock and warrants was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Effective as of March 29, 2011, we entered into a joint venture arrangement  (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties will invest up to an aggregate of $1,000,000 in the joint venture.  Mr. Wolfe will invest up to an aggregate of $200,000 as follows: $25,000 per month for four months beginning in June 2011, and, after the LegalGuru Website is launched, $100,000 paid over a one year period with timing and amounts of each contribution to be determined by Net Element.  We will be obligated to fund the balance of the operating and cash requirements of the joint venture up to an aggregate of $800,000 also with timing and contribution amounts to be determined by Net Element.  Mr. Wolfe will be the Chairman of LegalGuru LLC and will receive a salary of $10,000 per month beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (expected in the third quarter of 2011), Mr. Wolfe’s salary will increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element).  LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3 million shares of our common stock.  We believe that the conversion feature of this arrangement was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

On May 13, 2011, we entered into a binding term sheet to purchase 100% of vDream, Inc. for $125,000 in cash and warrants to purchase shares of our common stock at a strike price to be set in the definitive purchase agreement at the fair market value of our common stock on the date of, or most recent trading date preceding the date of, the definitive purchase agreement having an aggregate value of $175,000.  The term sheet is binding for 75 days in order to complete satisfactory due diligence and finalize the definitive purchase agreement.  vDream, Inc. is an online network for car enthusiasts that provides gaming and the ability of users to customize parts available in the market onto a virtual car.  vDream, Inc. strives to be the best in-depth, car customizing, social gaming application available in its market.  Its products are currently available on certain social networking sites, including facebook, myspace and bebo.  We believe that the sale and issuance of these warrants will be exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  Net Element will use the amounts borrowed under the convertible promissory note and loan agreement for working capital and acquisitions.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share (which was the closing stock price on May 13, 2011, the last full trading day before the convertible promissory note and loan agreement was entered into).  We believe that the sale and issuance convertible promissory note and loan agreement conversion feature of this arrangement was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009.

3.5	Amendment to Certificate of Incorporation reflecting name change, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Commission on October 15, 2010.

3.6	Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit A to Schedule 14C filed with the Commission on February 4, 2011.

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

10.29
Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.30
Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.31
Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.32
License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.33
Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.34
Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.35
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.36
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.37*	Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and Net Element, Inc.

10.38*	Guru Joint Venture Agreement dated as of March 29, 2011 between Net Element, Inc. and Curtis Wolfe.

10.39
Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch, incorporated by reference to Exhibit 10.37 to the Periodic Report on Form 8-K, filed with the Commission on February 22, 2010

10.40*	Offer Letter dated executed May 13, 2011 between the Company and Dean Lucente

10.41*	Binding Offer Letter and Term Sheet to purchase vDream, Inc. executed as of May 13, 2011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. §1350

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Element, Inc.

Date: May 16, 2011	By: /s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009.

3.5	Amendment to Certificate of Incorporation reflecting name change, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Commission on October 15, 2010.

3.6	Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit A to Schedule 14C filed with the Commission on February 4, 2011.

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

10.29
Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.30
Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.31
Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.32
License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.33
Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.34
Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.35
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.36
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-K/A filed with the Commission on February 3, 2011.

10.37*	Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and Net Element, Inc.

10.38*	Guru Joint Venture Agreement dated as of March 29, 2011 between Net Element, Inc. and Curtis Wolfe.

10.39
Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch, incorporated by reference to Exhibit 10.37 to the Periodic Report on Form 8-K, filed with the Commission on February 22, 2010

10.40*	Offer Letter dated executed May 13, 2011 between the Company and Dean Lucente

10.41*	Binding Offer Letter and Term Sheet to purchase vDream, Inc. executed as of May 13, 2011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. §1350

* Filed herewith.