Form 10-Q
period 2011-06-30
Net Element, Inc.
filed 2011-08-15
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of August 12, 2011 was 739,324,911.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the current views of our management with respect to future events. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “will continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: our ability (or inability) to continue as a going concern, the willingness of our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our CEO, Mike Zoi, to continue investing in Net Element to fund our working capital requirements, our ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, our ability (or inability) to adequately address the material weaknesses in our internal control over financial reporting, development or acquisition of additional online media businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategy, continued development and market acceptance of our technology, protection of our intellectual property, and successful integration and promotion of any business developed or acquired by us.  If these or other risks and uncertainties (including those described in our Transition Report, as amended, on Form 10-KT/A for the transition period from April 1, 2010 to December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “Commission”) and our subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this report.

Net Element, Inc.
Form 10-Q
For the Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$351,781	$2,500,253
Deposits	49,274	55,274
Contract receivable, net	44,390	3,477
Prepaid expenses and other assets	108,927	117,257
Total current assets	554,372	2,676,261

Fixed assets
Furniture and equipment	202,690	125,730
Computers	199,507	110,969
Leasehold improvements	23,698	19,944
Capitalized website development	258,010	-
Less: accumulated depreciation	(137,976)	(105,227)
Total fixed assets (net)	545,929	151,416

Other Assets
Intangible assets (net)	221,053	-
Goodwill	422,223	-
Due from related parties	72	3,300
Total other assets	643,348	3,300

Total assets	$1,743,649	$2,830,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	256,783	61,422
Stock subscription liability	-	880,000
Due to related parties (current portion)	38,449	49,999
Accrued expenses	548,534	425,611
Total current liabilities	843,766	1,417,032

Long term liabilities
Due to related parties (non-current portion)	3,491,034	1,667,020
Total long term liabilities	3,491,034	1,667,020

Total liabilities	4,334,800	3,084,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 2,500,000,000 shares authorized and 736,324,911 and 642,119,111 shares issued and outstanding)	736,323	642,117
Treasury stock, at cost; 6,250,000 shares	(2,641,640)	(2,641,640)
Paid in capital	47,757,406	28,143,518
Deferred compensation	(35,038)	(13,556)
Accumulated other comprehensive income	-	9,507
Accumulated deficit	(48,464,243)	(26,420,933)
Noncontrolling interest	56,041	27,912
Total stockholders' deficit	(2,591,151)	(253,075)
Total liabilities and stockholders' deficit	$1,743,649	$2,830,977

See accompanying notes to condensed consolidated financial statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net Revenues	$26,058	$-	$104,204	$-

Operating Expenses
Cost of revenues	285,367	-	372,190	-
Business development	72,730	-	105,014	-
General and administrative	1,426,962	1,388,078	21,625,854	1,687,544
Product development	41,585	-	46,585	-
Depreciation and amortization	23,624	255	64,879	510
Total operating expenses	1,850,268	1,388,333	22,214,522	1,688,054
Loss from operations	(1,824,210)	(1,388,333)	(22,110,318)	(1,688,054)

Non-operating expense
Interest income (expense)	(32,378)	-	(57,293)	(195)
Other income (expense)	-	-	(45,942)	(90,282)
Loss before income tax provision	(1,856,588)	(1,388,333)	(22,213,553)	(1,778,531)
Income tax provision	-	-	-	-
Net Loss from continuing operations	(1,856,588)	(1,388,333)	(22,213,553)	(1,778,531)
Net loss attributable to the noncontrolling interest	128,175	29	170,243	9,540
Net loss from discontinued operations	-	-	-	(646,017)
Net loss	(1,728,413)	(1,388,304)	(22,043,310)	(2,415,009)

Other comprehensive income
Foreign currency translation loss	-	(8,742)	-	(11,295)
Comprehensive loss	$(1,728,413)	$(1,397,046)	$(22,043,310)	$(2,426,304)

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Net loss per share from discontinued operations - basic and diluted	$-	$-	$-	$(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	736,324,911	320,890,038	702,367,953	320,710,664

See accompanying notes to condensed consolidated financial statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(22,043,310)	$(2,415,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	-	646,017
Loss attributable to Investment in Subsidiary	45,942	-
Loss attributable to noncontrolling interests	(170,243)	(9,540)
Depreciation and amortization	64,879	510
Non-cash compensation	19,006,961	1,208,595

Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(2,735)	6,197
Deposits	6,000	-
Contract receivable, net	(23,551)	-
Due from related parties	(3,785,907)	-
Due to related parties	5,160,922	-
Accounts payable	180,116	9,882
Accrued expenses	30,239	186,048
Total adjustments	20,512,623	2,047,709
Net cash used in operating activities of continuing operations	(1,530,687)	(367,299)

Cash flows from investing activities
Deconsolidation of Korlea-TOT subsidiary	(83,361)	-
Cash acquired in acquisition of subsidiary	8,838	-
Capitalized web development and patent costs	(293,870)	-
Purchase of fixed assets	(168,728)	-
Net cash used in investing activities of continuing operations	(537,121)	-

Cash flows from financing activities:
Repurchase of common stock		(300,000)
Contributed capital from equity investors	100,000	322,855
Payments on related party note	(180,664)	-
Net cash (used in) provided by financing activities of continuing operations	(80,664)	22,855

Cash flows from discontinued operations	-	-

Effect of exchange rate changes on cash	-	(11,353)
Net decrease in cash	(2,148,472)	(355,797)

Cash at beginning of period	2,500,253	436,155
Cash at end of period	$351,781	$80,358

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$940	$-

Non-cash investing and financing activities:
Common stock received on disposal of TOT-SIBBNS joint venture	$-	$2,279,140
Common stock issued to settle stock subscription liability	$880,000	$-

See accompanying notes to condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet services powered by a video-based technology platform.  The Company's platform enables the rapid development, production and distribution of rich media content (including high definition (HD) and three-dimensional (3D) formats), services (Software as a Service (SaaS)) and branded content in entertainment and news.  The Company owns and publishes Internet properties and creates social and business communities currently in motorsports, music, film and entertainment.  Its portfolio of websites includes:  www.Motorsport.com; www.Openfilm.com; www.music1.com; and www.ARLive.com.  Net Element was formed in 2004 as Splinex Technology, Inc., a spin-off of Ener1, Inc. (NASDAQ: HEV).

Since April 1, 2010, we have pursued a strategy to develop and acquire applications, services and technologies for use in our media products and services. In furtherance of this strategy, on December 14, 2010, we acquired Openfilm, LLC, a company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Additionally, on February 1, 2011, we acquired the websites www.Motorsport.com, a news and information website relating to the international motorsport industry, and www.Music1.com and www.ARLive.com , two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talent and promote commercial events/transactions. As a result of these acquisitions, we now own and operate several online media websites in the music, film, motorsport and emerging music talent markets.

Prior to April 1, 2010, we engaged in the oil and gas drilling business. On July 16, 2008, we entered into a joint venture arrangement with a Russian corporation and operated an oil and gas drilling business under the name TOT-SIBBNS, Ltd. (“TOT-SIBBNS”). TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operations in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009. TOT-SIBBNS had expectations of exploratory drilling (both through its existing customer and new customers), however, in January 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities.  Comparative results for the six months ended June 30, 2010, include the discontinued operations of TOT-SIBBNS.  Actual results for the six months ended June 30, 2011, do not include TOT-SIBBNS as it was unwound as of March 31, 2010 (See Note 11).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the nine months ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2011. It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the transition period from April 1, 2010 to December 31, 2010 included in the Company’s Transition Report, as amended, on Form 10-KT/A filed with the Commission.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Net Element, Inc., the accounts of our wholly-owned subsidiary, Openfilm, LLC and its wholly-owned subsidiaries Openfilm, Inc. and Zivos, LLC (Ukraine), the accounts of our wholly-owned subsidiary Netlab Systems, LLC and its wholly-owned subsidiaries Netlab Systems, LTD (Cayman Islands) and the accounts of our 70%-owned subsidiary LegalGuru LLC, the accounts of our 75%-owned subsidiary Yapik, LLC, the accounts of our 85%-owned subsidiary Splinex, LLC and its wholly-owned subsidiary Splinex (Cayman Islands), the discontinued operations of our previously 75%-owned joint venture, TOT- SIBBNS, Ltd., the accounts of our wholly-owned subsidiary Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC and the accounts of our wholly-owned subsidiary Motorsport, LLC and its 80%-owned subsidiary Motorsport.com, Inc.  All material intercompany accounts and transactions have been eliminated in this consolidation.

We have deconsolidated our 51% owned Czeck Republic joint venture Korlea-TOT Energy s.r.o. (“Korlea-TOT”) as of January 1, 2011 and we have adjusted the investment to its net realizable value.  We are in the process of seeking to liquidate Korlea-TOT with our joint venture partner.

Recent Business Activity

In December 2010, we acquired Openfilm, LLC, an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm has developed an award-winning website (www.Openfilm.com) that currently showcases films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world.  The proprietary technologies and software platform, know-how and methods developed for Openfilm provide a unique value proposition for independent filmmakers, advertisers, film festivals, film schools and viewers. Openfilm derives revenues from advertising, video content syndication, platform and Software as a Service (SaaS) licensing and membership fees, as well as contest entry fees for the “Get It Made” competitions (See Note 8).

In February 2011, we acquired an 80% interest in Motorsport.com, Inc. (through the acquisition of Motorsport, LLC), a mature online media company with a well-established brand name that operates an award-winning website (www.Motorsport.com) that distributes content related to the motorsport industry to racing enthusiasts all over the world. Motorsport.com derives revenues primarily from display advertising and sponsorship.

In February 2011, we acquired Music1, LLC, which owns and operates (through its 97% interest in A&R Music Live, LLC) two websites (www.arlive.com and www.music1.com) engaged principally in the discovery and promotion of new and emerging musical artists. A&R Music Live, LLC provides unsigned artists, producers and songwriters the opportunity to speak directly with record company personnel, learn the music business, and have their music reviewed live by record company A&R experts and receive feedback on the possibility of a record company contract. Revenues for Music1 are derived from digital download sales, merchandise sales, display advertising, subscriptions, service fees and premium tools to manage artist marketing activity.

In March 2011, we entered into a joint venture arrangement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings (See Note 6).

On August 9, 2011, we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder. Stratuscore is in the business of providing a technical software and operation SaaS (Software as a Service) application service to clients/customers that require significant compute processing. It is the intention of the Company to lower cost for its customers by providing efficient and secure network and content security when using this service. The initial beachhead and customer targets are in the Media and Entertainment market sector, specifically (i) Motion Picture/Animation, (ii) Gaming, (iii) Film & Video, (iv) Advertising, and (v) simulations. See Note 12.

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

Cash

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  Beginning December 31, 2010, all non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions.  As such, our bank balances did not exceed FDIC limits at June 30, 2011 and December 31, 2010.

Through our 51% owned joint venture Korlea-TOT, we previously maintained a bank account in the Czech Republic and, at December 31, 2010, the balance of that bank account was $83,361.  Following our deconsolidation of Korlea-TOT as of January 1, 2011, the balance of that bank account is no longer reflected on our balance sheets.

Fixed Assets

We depreciate our furniture, servers, data center software and equipment over a term of 5 years. Computers and client software are depreciated over terms between 2 and 3 years. Leasehold improvements are depreciated over the shorter of the economic life or terms of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

We capitalize certain costs for website development projects.  Specifically, we capitalize projects that are significant in terms of functional value added to the site.  A capitalized project would be closer to a full product launch than an incremental or point release update.  Costs for updates are expensed as incurred.  Capitalized costs are amortized to depreciation and amortization expense over twenty-four months on a straight-line basis. We also capitalize start-up projects from the point of start to the point the application, service or website is publicly launched.  Amortization is straight-line over twenty-four months and charged to depreciation and amortization.  Impairment is reviewed quarterly to ensure only viable active project costs are capitalized.

Intangible Assets

We capitalize our costs that are directly related to website development.  These costs include platform services, engineering, Internet hosting, Internet streaming, content delivery network fees and general and administrative expenses to directly support engineering services.  Capitalized costs are amortized to depreciation and amortization expense on a straight-line basis over a twenty-four month period.  We also capitalize costs related to projects that are extensive in scope and significantly add to the functionality of our websites.  Additionally, we capitalize direct expenses associated with filing of patents and patent applications and amortize the capitalized intellectual property costs over five years beginning when the patent is approved.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill and certain intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its net book value (or carrying amount), goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

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

Foreign Currency Transactions

Our primary operations were formerly conducted outside the United States and we used foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the six-month period. Assets and liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. We do not engage in any currency hedging activities.  We are subject to exchange rate risk in our foreign operations in Ukraine and Russia where we incur product development, engineering and website development and hosting costs.   The Ukraine and Russian engineering operations pay a majority of their expenses in their local currencies, exposing us to exchange rate risk.

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

We periodically engage in transactions involving the exchange of certain advertising services for various goods and services from third parties (Barter transactions). These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisements are broadcast.  Expense is recognized when services or merchandise received are used.

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

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash deposits, contracts receivable, short-term payables and related party payables. We believe that the carrying amounts of third-party financial instruments approximate fair value, due to their short-term maturities and the related party payables are interest bearing and payable on demand.

NOTE 2. GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $1,530,687 for the six months ended June 30, 2011, and a working capital deficit of $289,394 and stockholders’ deficiency of $2,591,151 at June 30, 2011. We remain dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations.

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

NOTE 3. SEGMENT INFORMATION

At June 30, 2011, our sole reportable business segment was our online businesses in music, film, motorsport and professional marketing services.  At December 31, 2010, our sole reportable business segment was Openfilm and its online, video-related business. Until March 31, 2010 (which is when we decided to unwind the TOT-SIBBNS joint venture), our sole reportable business segment was the oil and gas services sector.

NOTE 4.  INTANGIBLE ASSETS

We capitalize certain costs for website development projects.  Specifically, we capitalize projects that are significant in terms of functional value added to the site.  A capitalized project would be closer to a full product launch than an incremental or point release update.  Costs for updates are expensed as incurred.  Capitalized costs are amortized to depreciation and amortization expense over twenty-four months on a straight-line basis. We also capitalize start-up projects from the point of start to the point the application, service or website is publicly launched.  Amortization is straight-line over twenty-four months and charged to depreciation and amortization.  Impairment is reviewed quarterly to ensure only viable active project costs are capitalized.

Capitalized internal use website development costs are included in fixed assets, net. For the three months ended June 30, 2011, we capitalized $176,216 of website development costs related to our motorsport, music and film production websites. Additionally, we amortized $8,122 to depreciation and amortization expense for the three months ended June 30, 2011 leaving a balance of $258,010 for capitalized website development and a balance of $24,267 for capitalized patent costs on that date. For the six months ended June 30, 2011, we capitalized $268,594 of website development costs and amortized $10,584 to depreciation and amortization. Furthermore, we capitalized $25,275 in patent costs and amortized $1,008 to depreciation and amortization for the six months ended June 30, 2011.

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

NOTE 5. ACQUISITIONS OF MOTORSPORT, LLC AND MUSIC1, LLC

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, a company controlled by Mike Zoi, to purchase all of the issued and outstanding interests in Motorsport, LLC, a Florida limited liability company that holds 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased its 80% interest in Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013.  The domain names and related registrations were not purchased, as required, by June 16, 2011, hence the contingent amount ($20,000) will not be paid. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of the additional $450,000 of the purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of all the shares in Motorsport.com, Inc. held by us.

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

The net assets of Motorsport, LLC have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.  The following table provides summary balance sheet information of Motorsport, LLC as of the date of acquisition (February 1, 2011):

Cash	$-
Accounts receivable	6,179
Property & equipment	509
Other assets	651,716
Accounts Payable & Accrued Expenses	(7,224)
Notes Payable	(590,565)
Net assets	$60,615

If we had acquired Motorsport, LLC on January 1, 2011, the results of operations of the Company would have changed by the following amounts (Motorsport, LLC results for January, 2011):

Sales	$3,994
Gross Profit	(8,625)
Total operating expenses	24,124
Net loss from continuing operations	(32,749)
Net loss attributable to non-controlling interest	5,839
Net loss	$(26,910)

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $186,808.

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

The net assets of Music1, LLC have been recorded at book basis (“carryover historical cost”) as the transaction has been accounted for as a merger of entities under common control.  The following table provides summary balance sheet information for Music1, LLC as of the date of acquisition (February 1, 2011).

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

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $131,827.

NOTE 6.  JOINT VENTURES

On July 18, 2008, we entered into an agreement to acquire a 75% controlling interest in TOT-SIBBNS, a limited liability company organized under the laws of the Russian Federation. Pursuant to the Joint Venture Agreement, the owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia (“SIBBNS”) contributed certain assets of SIBBNS to TOT SIBBNS in exchange for 3,000,000 shares of our common stock.  On or about January 27, 2010, we changed our business focus and determined to unwind the TOT-SIBBNS joint venture.  We and TOT-SIBBNS executed an unwind agreement whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares given to Evgeni Borograd in 2008. The unwind of the joint venture was consummated as of March 31, 2010 and has been accounted for using the guidance provided in ASC 845 (previously APB 29), as a disposal “other than by sale” similar to a spin-off transaction, with the shares received reflected as treasury stock and recorded on our balance sheet at its carrying basis in the net assets of the joint venture as of March 31, 2010.

We formed a joint venture in the Czech Republic, Korlea-TOT Energy s.r.o., in July 2008 with Korlea Invest Holding AG of Switzerland (“Korlea”).  We invested $56,000 in exchange for our 51% of the share capital in the joint venture.  Korlea-TOT was expected to engage in marketing and trading of oil and natural gas in Eastern Europe.  To date, the joint venture has not engaged in any significant operating activity.  Accordingly, in November 2010, we sent Korlea notice of our request to unwind this arrangement.  On January 1, 2011, we deconsolidated Korlea-TOT and adjusted the carrying value of the investment to its estimated net realizable value. We are in the process of seeking to liquidate Korlea-TOT with our joint venture partner.

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC is intended to develop 3D technology for use in our products and services and certain other licensed applications.  As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of our employees and/or consultants.

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture.  Mr. Wolfe agreed to invest up to an aggregate of $200,000 as follows: $25,000 per month for four months beginning in June 2011, and, after the LegalGuru Website is launched, $100,000 paid over a one year period with timing and amounts of each contribution to be determined by Net Element.  We are obligated to fund the balance of the operating and cash requirements of the joint venture up to an aggregate of $800,000 also with timing and contribution amounts to be determined by Net Element.  We agreed that Mr. Wolfe will be the Chairman of LegalGuru LLC agreed to pay him a salary of $10,000 per month beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (expected in the third quarter of 2011), we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element). LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services intended to allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik, LLC in exchange for a $100,000 investment in Yapik, LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik, LLC into 1,500,000 shares of common stock of the Company.

NOTE 7. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At June 30, 2011 and December 31, 2010, accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Accrued professional fees	50,194	152,068
Promotion Expense	50,000	50,000
Accrued interest	80,319	32,201
Accrued payroll	106,250	17,710
Other accrued expenses	261,771	173,632
	$548,534	$425,611

NOTE 8. COMMITMENTS AND CONTINGENCIES

Openfilm has completed two “Get it Made” competitions.  The first contest completed in September 2010, awarded $250,000 in cash ($50,000) and services to make a movie ($200,000).  The services are provided once the winner provides a screenplay in acceptable form to Openfilm.  The second contest winner was announced in June 2011 and $500,000 was awarded in cash ($50,000) and services to make a feature film ($450,000).  The terms of this contest require the winner to submit an acceptable screenplay within six months.  The Company has recorded $100,000 in expense relating to the cash prizes awarded.  The services will be charged to operations over the expected time it takes to make the movies beginning once acceptable screenplays have been submitted to Openfilm.

From time to time, in the ordinary course of business, the Company is subject to legal and/or tax proceedings or inquiries.  While it is impossible to determine the ultimate outcome of any such proceedings or inquiries, management believes that the resolution of any pending matters will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

Uncertain tax positions are reviewed by management on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Based on information currently available, we anticipate that over the next nine months ongoing audit activity should be resolved relating to uncertain tax positions for which we have accrued estimated liabilities of $50,000.

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

During the nine months ended December 31, 2010, TGR Capital, LLC was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance in exchange for funding of $2,021,763 provided under the terms of a Subscription Agreement with TGR Capital, LLC dated August 7, 2008, as amended on January 12, 2010 (the “TGR Subscription Agreement”). A compensation charge of $1,620,787 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of TGR Capital, LLC and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter. This subscription agreement for $4,000,000 was fully subscribed at December 31, 2010.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000.  A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants.  Since Enerfund is owned by an officer/director, we recorded a compensation charge of $18,920,000, which is comprised of the Black-Scholes value of the warrants ($6,600,000) and the intrinsic market value of the common stock issued ($12,320,000).

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

The remaining 2,000,000 restricted shares of common stock vest upon the Company’s attainment of $20 million in aggregate gross revenues.  The fair value of these shares ($10,998) will be amortized over the year ending December 31, 2011.  For the quarter and six months ended June 30, 2011, we amortized $3,103 and $4,723, respectively of this amount as an expense to operations.

Also on February 18, 2011, our Board of Directors approved a grant of 100,000 shares of our common stock to Alys Daly as compensation for marketing and investor relations services. We recorded a charge of $4,000 based on the fair market value of shares issued.

On March 6, 2011, our Board of Directors approved the issuance of 100 shares of our common stock to certain employees and consultants located in the U.S., Russia and Ukraine.  This resulted in an issuance of 5,800 shares of common stock and a corresponding compensation charge of $580 to reflect the fair market value of the shares issued.

Additionally, on March 6, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 3,971,500 shares of common stock at an exercise price of $0.10 per share to certain employees and consultants under our 2004 Stock Option Plan.  The Company valued the options using a Black-Scholes model and recorded a compensation charge of $39,715. The options vest over three years at 33.3% per year with vesting for a particular year occurring on the anniversary date of the grant.

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

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The term of this agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.  This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares.  August and September have been revised to $6,500 per month plus 5,000 shares per month.

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

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik, LLC in exchange for a $100,000 investment in Yapik, LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik, LLC into 1,500,000 shares of common stock of the Company.

On June 28, 2011, the Board of Directors approved the 2011 Equity Incentive Plan with 150,000,000 shares authorized.  The Company’s majority stockholder approved the plan pursuant to a written consent also dated June 28, 2011.  The Board of Directors serves as administrator of the plan.  The new plan was designed to attract and retain the services of directors, employees and consultants by offering ability to make awards of unrestricted stock, stock options or both in order to create incentives.  The plan limits the strike price of incentive options issued to 110% of current market and terms can be no longer than 10 years (5 years if the optionee is a 10% or more shareholder).  The Company has registered the shares issuable under this plan on a registration statement on Form S-8 filed with the SEC.  This plan became effective on July 20, 2011.

At June 30, 2011, we had outstanding options to purchase 5,071,500 shares of common stock under our 2004 Stock Option Plan, of which options to purchase 1,073,148 shares of common stock are vested, with a weighted average exercise price of $0.13 per share and with a remaining weighted average contractual term of 4.02 years. We also had outstanding warrants to purchase 200,000,000 shares of common stock at June 30, 2011 with a strike price of $0.05 per share and a remaining average contractual term of 4.13 years.  All shares authorized under our 2004 plan have been granted but forfeited shares can be reused.

As partial consideration for certain consulting services pursuant to an Advisor Agreement entered into on July 19, 2011 among the Company, Motorsport.com, Inc. and Emerson Fittipaldi, the Company granted Mr. Fittipaldi 5 million shares of the Company's common stock.  In addition, pursuant to the Advisory Agreement, Mr. Fittipaldi has the opportunity to earn a bonus of up to 1 million additional shares of common stock of the Company based upon his success in promoting Motorsport.com through his social networking activities, which bonus is in the sole discretion of the Board of Directors of the Company.  If Mr. Fittipaldi terminates the Advisor Agreement, he is required to forfeit a pro rata amount of the 5 million shares of the Company's common stock that were granted to him in accordance with the terms of the Advisor Agreement.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.  The aggregate purchase price for the outstanding equity interests in Stratuscore initially consisted of 3 million shares of common stock of the Company, which shares were issued to Ms. Muyco and certain other members of the Stratuscore management team.  In addition, Ms. Muyco and certain other members of the Stratuscore management team will have the right to receive up to an additional 7 million shares of common stock of the Company based on the performance of Stratuscore during the first three years following the closing date.  See also Note 1 under “Recent Business Activity” and Note 12.

On August 9, 2011, we issued Dean Lucente incentive stock options to purchase 1,500,000 shares of our common stock under our 2011 Equity Incentive Plan at an exercise price of $0.07 per share with a term of 5 years, subject to a three-year vesting schedule, for service expected in his capacity of Chief Revenue Officer.

On August 9, 2011, the Board of Directors approved the issuance of five-year stock options to purchase 605,398 shares of common stock of the Company for $0.07 per share.  These options were immediately vested upon issuance and were issued for the period of June 15, 2011 to July 31, 2011.  Accordingly, the Company recorded a compensation charge, using a Black-Scholes model, of $12,000 in June for the portion of the options granted that related to the three months ended June 30, 2011.

NOTE 10. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2010, TGR Capital, LLC was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance in exchange for funding of $2,021,763 provided under the TGR Subscription Agreement.  A compensation charge of $1,620,787 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of TGR Capital, LLC and the securities issued were below market value as of the issue date. This amount is calculated as the difference between the market price of our common stock at the end of each quarter in which shares were issued and the subscription price of the common shares ($0.02) multiplied by the number of shares issued, plus the Black-Scholes valuation of the warrants issued as calculated at the end of each quarter. This subscription agreement for $4,000,000 was fully subscribed at December 31, 2010.

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

On February 1, 2011, we entered into the Motorsport Purchase Agreement with Enerfund, LLC to purchase all of the issued and outstanding interests of Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased the interest of Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. (see Note 5).

On February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund, LLC, for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests of A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. Music1, LLC purchased its interest in A&R Music Live, LLC on November 8, 2010. The remaining 3% of the membership interests of A&R Music Live, LLC is owned by Stephen Strother, the Founder and President of A&R Music Live, LLC (see Note 5).

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC is intended to develop 3D technology for use in our products and services and certain other licensed applications.  As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of our employees and/or consultants.

Effective as of March 29, 2011, we entered into the LegalGuru JV Agreement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  See Note 6.

On May 16, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  Net Element will use the amounts borrowed under the convertible promissory note and loan agreement for working capital and acquisitions.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share (which was the closing stock price on May 13, 2011, the last full trading day before the convertible promissory note and loan agreement was entered into).

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation , from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.  See Note 1 under “Recent Business Activity” and Note 12.

NOTE 11. DISCONTINUED OPERATIONS

Effective March 31, 2010, we dissolved the TOT-SIBBNS joint venture.  We received the 3,000,000 shares of common stock issued in 2008 in connection with the formation of the joint venture and the assets of the joint venture were returned to the non-controlling interest holder (SIBBNS).  For comparative purposes, the results of the joint venture are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2010.  The following table provides additional details on the results from discontinued operations for the six months ended June 30, 2010. There was no effect on results for the six months ended June 30, 2011.

Six months ended June 30, 2010

Revenues	$-
Cost of Sales	-
Operating Expenses	(942,044)
Other Income	80,688
Net loss attributable to the noncontrolling interest	215,339
Net loss from discontinued operations	$(646,017)

NOTE 12. SUBSEQUENT EVENTS

On July 20, 2011, the Company’s 2011 Equity Incentive Plan became effective.  The Board of Directors serves as administrator of the plan.  The new plan was designed to attract and retain the services of directors, employees and consultants by offering ability to make awards of unrestricted stock, stock options or both in order to create incentives.  The plan limits the strike price of incentive options issued to 110% of current market and terms can be no longer than 10 years (5 years if the optionee is a 10% or more shareholder).  The Company has registered the shares issuable under this plan on a registration statement on Form S-8 filed with the SEC.  This plan became effective on July 20, 2011.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.  The aggregate purchase price for the outstanding equity interests in Stratuscore initially consisted of 3 million shares of common stock of the Company, which shares were issued to Ms. Muyco and certain other members of the Stratuscore management team.  In addition, Ms. Muyco and certain other members of the Stratuscore management team will have the right to receive up to an additional 7 million shares of common stock of the Company based on the performance of Stratuscore during the first three years following the closing date.   The Company has also agreed to pay consulting fees of approximately $45,000 to Ms. Muyco and certain other members of the Stratuscore management team due to delays in executing the definitive Stock Purchase Agreement.  The Company and Ms. Muyco are required to establish a budget with a minimum amount to be invested by the Company in Stratuscore.  If the Company fails to fund any part of the initial phase of the budget or otherwise materially breaches and is in default of its obligations under the Stock Purchase Agreement and the Company fails to cure such default within the period required by the Stock Purchase Agreement, then Ms. Muyco will have the right to repurchase from the Company all of the outstanding equity interests in Stratuscore for $1.00 or she may reacquire from the Company 50% of the outstanding equity interests in Stratuscore for no consideration with the right to purchase the remaining equity interests in Stratuscore for $0.06 per share or sell it back to the Company for $0.06 per share.  See also Note 1 under “Recent Business Activity.”

On August 9, 2011, we issued Dean Lucente incentive stock options to purchase 1,500,000 shares of our common stock under our 2011 Equity Incentive Plan at an exercise price of $0.07 per share with a term of 5 years, subject to a three-year vesting schedule, for service expected in his capacity of Chief Revenue Officer.

On August 9, 2011, the Board of Directors approved the issuance of five-year stock options to employees and consultants of the Company purchase 605,398 shares of common stock of the Company for $0.07 per share.  These options were immediately vested upon issuance and were issued for the period of June 15, 2011 to July 31, 2011 in an amount equal an approximately 20% salary reduction generally taken by the Company’s U.S. employees and consultants.  Accordingly, the Company recorded a compensation charge, using a Black-Scholes model, of $12,000 in June for the portion of the options granted that related to the three months ended June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with our audited financial statements and notes thereto contained in our Transition Report, as amended, on Form 10-KT/A for the transition period from April 1, 2010 to December 31, 2010 filed with the Commission and the consolidated interim financial statements and related notes included in this Report.

General; Recent Developments

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet services powered by a video-based technology platform.  The Company's platform enables the rapid development, production and distribution of rich media content (including high definition (HD) and three-dimensional (3D) formats), services (Software as a Service (SaaS)) and branded content in entertainment and news.  The Company owns and publishes Internet properties and creates social and business communities currently in motorsports, music, film and entertainment.  Its portfolio of websites includes:  www.Motorsport.com; www.Openfilm.com; www.music1.com; and www.ARLive.com.

On November 11, 2010, we changed our fiscal year end from March 31 to December 31.  The nine-month period from April 1, 2010 through December 31, 2010 was presented in a Transition Report, as amended, on Form 10-KT/A filed with the Commission on February 3, 2011.

In December 2010, we acquired Openfilm, LLC, an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm has developed an award-winning website (www.Openfilm.com) that currently showcases films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world.  The proprietary technologies and software platform, know-how and methods developed for Openfilm provide a unique value proposition for independent filmmakers, advertisers, film festivals, film schools and viewers. Openfilm derives revenues from advertising, video content syndication, platform and Software as a Service (SaaS) licensing and membership fees, as well as contest entry fees for the “Get It Made” competition (See Note 8 to the accompanying unaudited condensed consolidated financial statements).

As of January 1, 2011, we deconsolidated our 51% owned joint venture Korlea-TOT and we have adjusted the investment to its net realizable value.  We are in the process of seeking to liquidate Korlea-TOT with our joint venture partner.

In February 2011, we acquired an 80% interest in Motorsport.com, Inc. (through the acquisition of Motorsport, LLC), a mature online media company with a well-established brand name that operates an award-winning website (www.Motorsport.com) that distributes content related to the motorsport industry to racing enthusiasts all over the world. Motorsport.com derives revenues primarily from display advertising and sponsorship.  See Note 5 to the accompanying unaudited condensed consolidated financial statements.

In February 2011, we acquired Music1, LLC, which owns and operates (through its 97% interest in A&R Music Live, LLC) two websites (www.arlive.com and www.music1.com) engaged principally in the discovery and promotion of new and emerging musical artists. A&R Music Live, LLC provides unsigned artists, producers and songwriters the opportunity to speak directly with record company personnel, learn the music business, and have their music reviewed live by record company A&R experts and receive feedback on the possibility of a record company contract.  Revenues for Music1 are derived from digital download sales, merchandise sales, display advertising, subscriptions, service fees and premium tools to manage artist marketing activity.  See Note 5 to the accompanying unaudited condensed consolidated financial statements.

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC is intended to develop 3D technology for use in our products and services and certain other licensed applications.  As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of our employees and/or consultants.

In March 2011, we entered into a joint venture arrangement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. LegalGuru is intended to be the first of a series of the “guru” branded business vertical web services that will allow professionals to brand themselves and their businesses using the Net Element video platform and other proprietary technologies to assist in promotion and marketing of their professional businesses and service offerings.  See Note 6 to the accompanying unaudited condensed consolidated financial statements.

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik, LLC in exchange for a $100,000 investment in Yapik, LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik, LLC into 1,500,000 shares of common stock of the Company.

On August 9, 2011, we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.  Stratuscore is in the business of providing a technical software and operation SaaS (Software as a Service) application service to clients/customers that require significant compute processing.  It is the intention of the Company to lower cost for its customers by providing efficient and secure network and content security when using this service.  The initial beachhead and customer targets are in the Media and Entertainment market sector, specifically (i) Motion Picture/Animation, (ii) Gaming, (iii) Film & Video, (iv) Advertising, and (v) simulations.  See Note 12 to the accompanying unaudited condensed consolidated financial statements.

In its Form 10-Q for the quarter ended March 31, 2011, the Company reported its entry on May 13, 2011 into a binding term sheet to purchase 100% of vDream, Inc. for $125,000 in cash and warrants to purchase shares of our common stock having an aggregate value of $175,000.  The term sheet was binding for 75 days in order to complete satisfactory due diligence and finalize the definitive purchase agreement.  Pursuant to the terms of the term sheet, the Company’s obligations under the term sheet were subject to the Company’s satisfactory completion of due diligence.  On August 9, 2011, the Company formally terminated the term sheet as a result of its dissatisfaction with the results of its due diligence.

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

Results of Operations for the Three-Month Periods Ended June 30, 2011 and 2010

We reported a net loss of  $1,728,413, or $(0.00) per share, for the three months ended June 30, 2011, as compared with a net loss of $1,388,304 or $(0.00) per share, for the three months ended June 30, 2010.  Basic and diluted weighted average shares outstanding were 736,324,911 and 320,890,038 for the quarters ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Company operates a web and technology business with several subsidiaries.  At June 30, 2010, the Company was a shell company and had limited operations.

Net revenues consist of license fees, advertising fees, membership fees and other service fees.  Net revenues for the three months ended June 30, 2011 were $26,058, which related primarily to Music1 ($23,977) service fees, as compared with no revenue for the three months ended June 30, 2010.

Cost of revenues represents direct costs of generating revenues, including commissions, content acquired and created and certain payroll expense that is directly related to revenue creation.  Cost of revenues for the three months ended June 30, 2011 was $285,367 as compared to $0 for the three months ended June 30, 2010 as a result of there being no operations for the three months ended June 30, 2010.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities.  Business development expenses were $72,730 for the three months ended June 30, 2011 as compared with $0 for the three months ended June 30, 2010 as the Company had no operations during the 2010 period.  For the quarter ended June 30, 2011, business development expenses were primarily attributable to Motorsport ($12,349) and other corporate activities ($58,346). Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items.  Business development expenses attributable to other corporate activities related primarily to business development of new website and services opportunities.

General and administrative expenses were $1,426,962 for the three months ended June 30, 2011 as compared to 1,388,078 for the three months ended June 30, 2010 when the Company had no operations.  General and administrative expenses for the three months ended June 30, 2011 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the three months ended June 30, 2011 were attributable to the properties or subsidiaries of the Company as follows:

Property or Entity	Three months ended June 30, 2011	Three months ended June 30, 2010
Net Element Corporate	437,546	$1,388,078
Openfilm / Launchpad (purchased 12/10)	255,693	-
Music1 / A&R Live (purchased 2/11)	218,233	-
Motorsport (purchased 2/11)	214,012	-
Social Networking (Yapik) (formed in 2011)	134,955	-
Legal Guru (formed in 2011)	109,406	-
Netlab Systems (formed in 2011)	57,117	-
Total general and administrative	$1,426,962	$1,388,078

Of the $437,546 in general and administrative expenses for corporate for the three months ended June 30, 2011, $54,051 was non-cash compensation expense relating to vesting options ($8,426), amortization of share and options grant ($33,625) and accrued payroll to be paid in stock options ($12,000). Of the $1,388,078 in general and administrative expenses for the three months ended June 30, 2010, $1,162,762 was due to non-cash compensation expense relating to the subscription agreement with TGR Capital, LLC (see Note 9 to the accompanying unaudited condensed consolidated financial statements).

Product development expense was $41,585 for the three months ended June 30, 2011 as compared to $0 for the three months ended June 30, 2010 when the company was a shell company.  Product development expense consists of research and development on new ideas for existing and to be formed websites and services as well as work that may result in the Company seeking patents for particular technology or business processes.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $23,624 for the three months ended June 30, 2011 as compared with $255 for the three months ended June 30, 2010.  Fixed assets increased to $545,929 at June 30, 2011 as compared with $151,416 at June 30, 2010, creating higher period depreciation for the quarter ended June 30, 2011.  Additionally, capitalized costs related to website development were $258,010, net at June 30, 2011 as compared with $0 at June 30, 2010.  Intangible assets of $221,053 at June 30, 2011 includes $24,267 for the direct costs of acquiring a patent and the balance is primarily related to capitalized website development costs for Motorsport, LLC of $186,250.

Interest expense was $32,378 for the three months ended June 30, 2011 as compared with $0 for the three months ended June 30, 2010.  The interest expense in 2011 was primarily attributable to a loan from Enerfund, LLC to Openfilm, LLC with a principal balance of $1,667,000 and an interest rate of 5% per annum.  The advances from this loan were made between November 2010 and January 2011.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, Motorsport.com, Inc. and Splinex, LLC was $128,175 for the three months ended June 30, 2011 as compared with $29 for the three months ended June 30, 2010. Non-controlling interest for the three months ended June 30, 2010 related solely to Korlea-TOT, which was deconsolidated on January 1, 2011. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Results of Operations for the Six-Month Periods Ended June 30, 2011 and 2010

We reported a net loss of  $22,043,310, or $(0.03) per share, for the six months ended June 30, 2011, as compared with a net loss of $2,415,009, or $(0.01) per share, for the six months ended June 30, 2010. Basic and diluted weighted average shares outstanding were 702,367,953 and 320,710,664 for the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Company operates a web and technology business with several subsidiaries.  TOT-SIBBNS was discontinued at March 31, 2010 and the Company was a shell company and had no operations between April and June 2010.  The results of operations and costs associated with discontinuation of TOT-SIBBNS for the period January 1, 2010 to March 31, 2010 ($646,017) are reported on the line “Net loss from discontinued operations” on the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2010.

Net revenues for the six months ended June 30, 2011 were $104,204, which related primarily to Openfilm ($52,429), Music1 ($41,610) and Motorsport ($6,955), as compared with no revenue for the six months ended June 30, 2010 when the Company was a shell and had no operations. Revenue of Openfilm consisted of $40,800 for license fees with the balance relating to advertising and membership fees.  Music1 revenues were derived from service fees and Motorsport revenues related to advertising and sponsorship.

Cost of revenues for the six months ended June 30, 2011 was $372,190 as compared to $0 for the six months ended June 30, 2010 as a result of there being no revenue for the six months ended June 30, 2010.

Business development expenses were $105,014 for the six months ended June 30, 2011 as compared with $0 for the six months ended June 30, 2010.   For the six months ended June 30, 2011, business development expenses were primarily attributable to Motorsport ($36,507) and other corporate activities ($65,136). Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items.  Business development expenses attributable to other corporate activities related primarily to business development of new website opportunities.  Business development expense was $0 for the six months ended June 30, 2010 as there were no significant operations during that period.

General and administrative expenses for the six months ended June 30, 2011 were $21,625,854 as compared with general and administrative expenses for the six months ended June 30, 2010 of $1,687,544, representing an increase of $19,938,310.  The increase relates primarily to an increase in non-cash compensation expense at Net Element corporate of $17,760,318 for stock and warrants issued to Enerfund (see next paragraph for more information), the acquisitions of Openfilm ($501,701) in December 2010, and Music1 ($333,235) and Motorsport ($330,559) in February 2011, the start-up of a social network service Yapik ($142,580), and a legal resource service LegalGuru ($155,391).  Of the $1,687,544 in general and administrative expenses for the six months ended June 30, 2010, $1,208,595 was due to non-cash compensation expense relating primarily to the subscription agreement with TGR Capital, LLC (see Note 9 to the accompanying unaudited condensed consolidated financial statements).

Non-cash compensation expense of $19,006,961 for stock and warrants issued to Enerfund for the six months ended June 30, 2011 was primarily a result of $18,920,000 for an investment made by Enerfund in December 2010.  On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance at December 31, 2010.  On March 4, 2011, the number of our authorized common shares was increased from 800,000,000 to 2,500,000,000 and subsequently we issued the balance of the shares and warrants.  On March 7, 2011 (the date of issuance of the balance of the shares and warrants), the market value of the common shares exceeded the subscription price resulting in a compensation charge of $12,320,000 for the shares purchased under the Enerfund Subscription Agreement.  Additionally, a compensation expense relating to the issuance of warrants of $6,600,000 was recorded based on a Black-Scholes valuation model since the majority shareholder of Enerfund is also an officer of our Company.

Product development expense was $46,585 for the six months ended June 30, 2011.   There were no research and development expenses for the six months ended June 30, 2010.

Depreciation and amortization expense was $64,879 for the six months ended June 30, 2011 as compared with $510 for the six months ended June 30, 2010.  Fixed assets increased to $545,929 at June 30, 2011 as compared with $151,416 at June 30, 2010, creating higher period depreciation for the six months ended June 30, 2011.  Additionally, amortization costs related to intangible assets were $21,559 at June 30, 2011 as compared with $0 at June 30, 2010 and this created higher amortization expense for six months ended June 30, 2011 versus the same period in 2010.

Interest expense was $57,293 for the six months ended June 30, 2011 as compared with $195 for the six months ended June 30, 2010.  The interest expense in 2011 was primarily attributable to a loan from Enerfund, LLC to Openfilm, LLC with a principal balance of $1,667,000 and an interest rate of 5% per annum.  The advances from this loan were made between November 2010 and January 2011.

Other expense was $45,942 for the six months ended June 30, 2011 as compared to $90,282 for the six months ended June 30, 2010.  The other expense for the six months ended June 30, 2011 is due to the deconsolidation of Korea-TOT.  The other expense in the comparable period of 2010 is primarily due to the write-off of a loan to TOT-SIBBNS.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, Motorsport.com, Inc. and Splinex, LLC was $170,243 for the six months ended June 30, 2011 as compared with $9,540 for the six months ended June 30, 2010. Non-controlling interest for the six months ended June 30, 2010 related to TOT-SIBBNS, which was discontinued on March 31, 2010 and Korlea-TOT, which was deconsolidated on January 1, 2011. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

The net loss from discontinued operations was $0 for the six months ended June 30, 2011 as compared to a net loss from discontinued operations of $646,017 for the six months ended June 30, 2010 as the Company discontinued the operations of TOT-SIBBNS on March 31, 2010 (see Notes 6 and 11 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

At June 30, 2011, we had an accumulated deficit of $48,464,243, a working capital deficit of $289,394 and cash of $351,781. We had a net loss of $22,043,310 for the six months ended June 30, 2011 and a net loss of $2,415,009 for the six months ended June 30, 2010, and further losses are anticipated. We had negative cash flows from operations of $1,530,687 for the six months ended June 30, 2011 and negative cash flows from operations of $367,299 for the six months ended June 30, 2010 when the company had limited operations.

We are dependent upon receiving funds from our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our CEO, Mike Zoi. Pursuant to the TGR Subscription Agreement, TGR was obligated to invest up to $4,000,000 to fund working capital requirements in exchange for up to 200,000,000 shares of our common stock and warrants to purchase up to 100,000,000 shares of our common stock with an exercise price of $0.05 per share. The shares and warrants were issued quarterly and we recorded an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At December 31, 2010, TGR had fulfilled its investment obligations under the TGR Subscription Agreement.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund, LLC in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31.  The loan matures on December 10, 2012 with accrued interest due at that time.  The balance (including accrued interest) at June 30, 2011 was $1,741,310.

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

Effective as of March 29, 2011, we entered into the LegalGuru JV Agreement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest.  Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture.  Mr. Wolfe agreed to invest up to an aggregate of $200,000 as follows: $25,000 per month for four months beginning in June 2011, and, after the LegalGuru Website is launched, $100,000 paid over a one year period with timing and amounts of each contribution to be determined by Net Element.  We are obligated to fund the balance of the operating and cash requirements of the joint venture up to an aggregate of $800,000 also with timing and contribution amounts to be determined by Net Element.  We agreed that Mr. Wolfe will be the Chairman of LegalGuru LLC agreed to pay him a salary of $10,000 per month beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (expected in the third quarter of 2011), we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element).  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The term of this agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods. This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares.  August and September have been revised to $6,500 per month plus 5,000 shares per month.

On April 15, 2011, we entered into a two-year cross advertising transaction with Ferrari North America, Inc. whereby we contracted to pay $50,000 per year in cash and provide $200,000 per year in advertising value on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over the next two race seasons. This arrangement provides us with marketing outreach and exposure to potential investors. The agreement stipulates that the Ferrari Challenge must advertise on any Net Element website within one year from date of execution.  Accordingly, we will recognize $200,000 in advertising revenue as Ferrari utilizes the advertisements. The total expense of the sponsorship ($250,000) will be recognized as a charge to operations over the five month period (May to September 2011 and 2012) the Ferrari Challenge runs.

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

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik, LLC in exchange for a $100,000 investment in Yapik, LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik, LLC into 1,500,000 shares of common stock of the Company.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.  The aggregate purchase price for the outstanding equity interests in Stratuscore initially consisted of 3 million shares of common stock of the Company, which shares were issued to Ms. Muyco and certain other members of the Stratuscore management team.  In addition, Ms. Muyco and certain other members of the Stratuscore management team will have the right to receive up to an additional 7 million shares of common stock of the Company based on the performance of Stratuscore during the first three years following the closing date.  The Company has also agreed to pay consulting fees of approximately $45,000 to Ms. Muyco and certain other members of the Stratuscore management team due to delays in executing the definitive Stock Purchase Agreement.  The Company and Ms. Muyco are required to establish a budget with a minimum amount to be invested by the Company in Stratuscore.  If the Company fails to fund any part of the initial phase of the budget or otherwise materially breaches and is in default of its obligations under the Stock Purchase Agreement and the Company fails to cure such default within the period required by the Stock Purchase Agreement, then Ms. Muyco will have the right to repurchase from the Company all of the outstanding equity interests in Stratuscore for $1.00 or she may reacquire from the Company 50% of the outstanding equity interests in Stratuscore for no consideration with the right to purchase the remaining equity interests in Stratuscore for $0.06 per share or sell it back to the Company for $0.06 per share.

As a result of our history of recurring losses and our accumulated deficit and stockholders’ deficiency, the audit report of our independent registered public accounting firm as of December 31, 2010 contains a statement expressing substantial doubt as to our ability to continue as a going concern. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance.  We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements.  As of the date this report was filed with the Commission, management expects that our cash flows from operations and additional borrowings available under the May 16, 2011 convertible promissory note and loan agreement with Enerfund described above will be sufficient to meet our financial requirements through most of the third fiscal quarter of 2011.   Management currently believes that we will require an additional $6,000,000 in financing to continue operations as currently conducted and to pay for anticipated capital expenditures over the next 12 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur.  Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets.  Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial.  Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business prospects, financial condition and results of operations and may ultimately require us to suspend or cease operations.

Off-balance sheet arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our Transition Report, as amended, on Form 10-KT/A for the period ended December 31, 2010.  Accordingly, management cannot provide reasonable assurance of achieving the desired control objective.  Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas.  We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and joint ventures and the continued integration of these businesses.  We have recently contracted to install new financial systems and that process is expected to be completed by September 30, 2011.  We will continue to address deficiencies as resources permit.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any such proceedings the outcome of which would have a material effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The term of this agreement is for six months and provides for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.  This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares.  August and September have been revised to $6,500 per month plus 5,000 shares per month.

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

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik, LLC in exchange for a $100,000 investment in Yapik, LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik, LLC into 1,500,000 shares of common stock of the Company.

As partial consideration for certain consulting services pursuant to an Advisor Agreement entered into on July 19, 2011 among the Company, Motorsport.com, Inc. and Emerson Fittipaldi, the Company granted Mr. Fittipaldi 5 million shares of the Company's common stock.  In addition, pursuant to the Advisory Agreement, Mr. Fittipaldi has the opportunity to earn a bonus of up to 1 million additional shares of common stock of the Company based upon his success in promoting Motorsport.com through his social networking activities, which bonus is in the sole discretion of the Board of Directors of the Company.  If Mr. Fittipaldi terminates the Advisor Agreement, he is required to forfeit a pro rata amount of the 5 million shares of the Company's common stock that were granted to him in accordance with the terms of the Advisor Agreement.

On August 9, 2011, the Company entered into a Stock Purchase Agreement pursuant to which we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.  The aggregate purchase price for the outstanding equity interests in Stratuscore initially consisted of 3 million shares of common stock of the Company, which shares were issued to Ms. Muyco and certain other members of the Stratuscore management team.  In addition, Ms. Muyco and certain other members of the Stratuscore management team will have the right to receive up to an additional 7 million shares of common stock of the Company based on the performance of Stratuscore during the first three years following the closing date.

We believe that the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Item 5.  Other Information

On August 9, 2011, the Company entered into a Stock Purchase Agreement to pursuant to which we acquired 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from Denise Muyco, who is the spouse of the Company’s President and Chief Operating Officer, Richard Lappenbusch.   Stratuscore is in the business of providing a technical software and operation SaaS (Software as a Service) application service to clients/customers that require significant compute processing.  It is the intention of the Company to lower cost for its customers by providing efficient and secure network and content security when using this service.  The initial beachhead and customer targets are in the Media and Entertainment market sector, specifically (i) Motion Picture/Animation, (ii) Gaming, (iii) Film & Video, (iv) Advertising, and (v) simulations. The disclosures relating to the Company’s acquisition of Stratuscore contained in Note 12 to the accompanying unaudited condensed consolidated financial statements are incorporated herein by reference.

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

10.1
Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.2
Amendment to Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 17, 2004 incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.3
Employment Agreement between Christian Schormann and Splinex dated January 12, 2005, incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K filed with the Commission on January 25, 2005.

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

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Capital, LLC (formerly named TGR Energy, LLC), incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.25
Joint Venture Dissolution Agreement dated March 31, 2010 between TOT Energy, Inc. and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.26
Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Capital, LLC and Dune Capital Group LLC, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.27
Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Openfilm, LLC and the members of Openfilm, incorporated by reference to Exhibit 10.27 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010.

10.28
Technology Transfer and License Agreement dated December 14, 2010 between Netlab Systems, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.28 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010.

10.29
Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.30
Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.31
Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.32
License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.33
Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.34
Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.35
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.36
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.37
Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and Net Element, Inc., incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.

10.38
Guru Joint Venture Agreement dated as of March 29, 2011 between Net Element, Inc. and Curtis Wolfe, incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.

10.39
Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch, incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the Commission on February 22, 2011

10.40	2011 Equity Incentive Plan of Net Element, Inc., incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed with the Commission on June 28, 2011

10.41
Advisor Agreement, effective as of July 19, 2011, between Motorsport.com, Inc. and Emerson Fittipaldi, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 25, 2011

10.42*	Stock Purchase Agreement dated as of August 9, 2011 between Net Element, Inc. and Denise Muyco for the purchase of Stratuscore.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. §1350

101**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

* Filed herewith.
 ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 12, 2011	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.1
Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.2
Amendment to Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 17, 2004 incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.3
Employment Agreement between Christian Schormann and Splinex dated January 12, 2005, incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K filed with the Commission on January 25, 2005.

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

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Capital, LLC (formerly named TGR Energy, LLC), incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.25
Joint Venture Dissolution Agreement dated March 31, 2010 between TOT Energy, Inc. and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.26
Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Capital, LLC and Dune Capital Group LLC, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010.

10.27
Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Openfilm, LLC and the members of Openfilm, incorporated by reference to Exhibit 10.27 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010.

10.28
Technology Transfer and License Agreement dated December 14, 2010 between Netlab Systems, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.28 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010.

10.29
Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.30
Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.31
Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.32
License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.33
Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.34
Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.35
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.36
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011.

10.37
Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and Net Element, Inc., incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.

10.38
Guru Joint Venture Agreement dated as of March 29, 2011 between Net Element, Inc. and Curtis Wolfe, incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.

10.39
Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch, incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the Commission on February 22, 2011

10.40	2011 Equity Incentive Plan of Net Element, Inc., incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed with the Commission on June 28, 2011

10.41
Advisor Agreement, effective as of July 19, 2011, between Motorsport.com, Inc. and Emerson Fittipaldi, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 25, 2011

10.42*	Stock Purchase Agreement dated as of August 9, 2011 between Net Element, Inc. and Denise Muyco for the purchase of Stratuscore.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. §1350

101**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

* Filed herewith.
  ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.