Form 10-Q
period 2011-09-30
Net Element, Inc.
filed 2011-11-14
CIK 1293330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_________________

Commission file number 000-51108

Net Element, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0715816 (I.R.S. Employer Identification No.)

1450 S. Miami Avenue Miami, Florida (Address of principal executive offices)	33130 (Zip Code)

(305) 507-8808
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐   No  ☒

The number of outstanding shares of common stock, $.001 par value, of the registrant as of November 14, 2011 was 741,354,911.

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

Net Element, Inc.
Form 10-Q
For the Quarter Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011	December 31, 2010
Current assets
Cash	$477,642	$2,500,253
Deposits	52,129	55,274
Contract receivable, net	9,996	3,477
Prepaid expenses and other assets	191,000	117,257
Total current assets	730,767	2,676,261

Fixed assets
Furniture and equipment	205,886	125,730
Computers	212,019	110,969
Leasehold improvements	23,698	19,944
Capitalized website development	331,356	-
Less: accumulated depreciation	(181,067)	(105,227)
Total fixed assets (net)	591,892	151,416

Other Assets
Intangible assets (net)	211,595	-
Goodwill	422,223	-
Due from related parties	1,254	3,300
Total other assets	635,072	3,300

Total assets	$1,957,731	$2,830,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	368,051	61,422
Stock subscription liability	-	880,000
Due to related parties (current portion)	-	49,999
Accrued expenses	550,269	425,611
Total current liabilities	918,320	1,417,032

Long term liabilities
Due to related parties (non-current portion)	4,772,695	1,667,020
Total long term liabilities	4,772,695	1,667,020

Total liabilities	5,691,015	3,084,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 2,500,000,000 shares authorized and 741,354,911 and 642,119,111 shares issued and outstanding)	741,353	642,117
Treasury stock, at cost; 6,250,000 shares	(2,641,640)	(2,641,640)
Paid in capital	48,205,928	28,143,518
Deferred compensation	(28,139)	(13,556)
Accumulated other comprehensive income	187	9,507
Accumulated deficit	(49,956,067)	(26,420,933)
Noncontrolling interest	(54,906)	27,912
Total stockholders' deficit	(3,733,284)	(253,075)
Total liabilities and stockholders' deficit	$1,957,731	$2,830,977

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net Revenues	$39,784	$-	$143,988	$-

Operating Expenses
Cost of revenues	109,135	-	481,325	-
Business development	69,736	-	174,750	-
General and administrative	1,194,357	208,227	22,820,211	1,895,771
Product development	44,121	-	90,706	-
Depreciation and amortization	176,751	255	241,630	765
Total operating expenses	1,594,100	208,482	23,808,622	1,896,536
Loss from operations	(1,554,316)	(208,482)	(23,664,634)	(1,896,536)

Non-operating expense
Interest income (expense)	(48,456)	-	(105,749)	(195)
Other income (expense)	-	-	(45,942)	(90,282)
Loss before income tax provision	(1,602,772)	(208,482)	(23,816,325)	(1,987,013)
Income tax provision	-	-	-	-
Net Loss from continuing operations	(1,602,772)	(208,482)	(23,816,325)	(1,987,013)

Net loss attributable to the noncontrolling interest	110,948	30	281,191	9,570
Net loss from discontinued operations	-	-	-	(646,017)
Net loss	(1,491,824)	(208,452)	(23,535,134)	(2,623,460)

Other comprehensive income
Foreign currency translation gain	187	12,700	187	1,405
Comprehensive loss	$(1,491,637)	$(195,752)	$(23,534,947)	$(2,622,055)

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Net loss per share from discontinued operations - basic and diluted	$-	$-	$-	$(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	740,397,800	330,840,721	737,682,541	324,123,599

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(23,535,134)	$(2,623,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	-	646,017
Loss attributable to Investment in Subsidiary	45,941	-
Decrease in noncontrolling interests	(281,188)	(9,570)
Loan discount interest expense	13,654	-
Depreciation and amortization	241,630	765
Non-cash compensation	19,453,612	1,239,518
Issuance of shares for service	1,800	-

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(84,808)	7,197
Deposits	3,145	-
Contract receivable, net	10,842	-
Due from related parties	(5,346,060)	-
Due to related parties	5,342,321	-
Accounts payable	291,387	(2,567)
Accrued expenses	74,289	335,236
Total adjustments	19,766,565	2,216,596
Net cash used in operating activities of continuing operations	(3,768,569)	(406,864)

Cash flows from investing activities
Deconsolidation of Korlea-TOT subsidiary	(83,361)	-
Cash acquired in acquisition of subsidiary	8,838	-
Capitalized web development and patent costs	(491,417)	-
Purchase of fixed assets	(184,436)	-
Net cash used in investing activities of continuing operations	(750,376)	-

Cash flows from financing activities:
Repurchase of common stock	-	(300,000)
Contributed capital from equity investors	100,000	367,414
Borrowings on related party note	2,710,880	-
Payments on related party note	(314,733)	-
Net cash provided by financing activities of continuing operations	2,496,147	67,414

Cash flows from discontinued operations	-	-

Effect of exchange rate changes on cash	187	1,405
Net decrease in cash	(2,022,611)	(338,045)

Cash at beginning of period	2,500,253	436,155
Cash at end of period	$477,642	$98,110

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$940	$-

Non-cash investing and financing activities:
Common stock received on disposal of TOT-SIBBNS joint venture	$-	$2,279,140
Common stock issued to settle stock subscription liability	$880,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet websites and mobile application services for the Business to Business (B2B) and Business to Consumer (B2C) software services market.  Net Element products are optimized for the media & entertainment, barter & trading, and professional industry market sectors.  The company also develops and licenses intellectual property around graphics, HD and 3D video, web hosted business services, subscription-based and mobile-based services.

There are five core website services in the Net Element portfolio including:

•
A&R Music Live (www.arlive.com) – an artist discovery and music review service that educates aspiring talent and connects them with music record company A&R (i.e., record company divisions that are responsible for talent scouting and overseeing the artistic development of recording artists) and music supervisors through webinars for entertainment contracts and employment.

•	Motorsport.com (www.motorsport.com) – a motorsport racing news site for fans and teams with industry award winning editorial content and unique multimedia capabilities.
•
Openfilm (www.openfilm.com) – an independent film hosting site that operates two content management service platforms – one for the Business to Consumer market and the other for the Business to Business market (Launchpad).

•
LegalGuru (www.legalguru.com) – intended to be a resource for consumers with potential legal issues that would offer attorneys and other professionals compelling ways to showcase their talents and specialties and find new clients.  LegalGuru is still under development and its services have not yet been launched.

•	Yapik (www.yapik.com) – a set of mobile and web applications that enable college students to barter, buy, sell, or trade goods or services in a digital environment tailored for the campus experience.

The Company’s platform enables the rapid development, production and distribution of rich media content (including high definition (HD) and three-dimensional (3D) formats), services (Software as a Service (SaaS)) and branded content in entertainment and news.  The Company owns and publishes Internet properties and creates social and business communities in collegiate, legal, motorsport, music, film and entertainment.  Net Element was formed in 2004 as Splinex Technology, Inc., a spin-off of Ener1, Inc. (NASDAQ: HEV).

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

Prior to April 1, 2010, we engaged in the oil and gas drilling business. On July 16, 2008, we entered into a joint venture arrangement with a Russian corporation and operated an oil and gas drilling business under the name TOT-SIBBNS, Ltd. (“TOT-SIBBNS”). TOT-SIBBNS obtained its first contract and began drilling operations in the Fall 2008. However, financial constraints and the declining price of oil resulted in a suspension of drilling operations in January 2009. Drilling operations did not recommence during the Winter 2009 and most employees were furloughed in April 2009. TOT-SIBBNS had expectations of exploratory drilling (both through its existing customer and new customers), however, in January 2010, after several weeks of exploring other business opportunities, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities.  Comparative results for the nine months ended September 30, 2010 include the discontinued operations of TOT-SIBBNS.  Actual results for the nine months ended September 30, 2011 do not include TOT-SIBBNS as it was unwound as of March 31, 2010 (See Note 11).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q.  Accordingly, certain information and footnotes required for complete financial statements are not included herein.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s financial statements for the nine months ended December 31, 2010.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2011.  It is recommended that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the transition period from April 1, 2010 to December 31, 2010 included in the Company’s Transition Report, as amended, on Form 10-KT/A filed with the Commission.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Net Element, Inc., the accounts of our wholly-owned subsidiary, Openfilm, LLC and its wholly-owned subsidiaries Openfilm, Inc. and Zivos, LLC (Ukraine), the accounts of our wholly-owned subsidiary Netlab Systems, LLC and its wholly-owned subsidiaries Netlab Systems, LTD (Cayman Islands) and the accounts of our 70%-owned subsidiary LegalGuru LLC, the accounts of our 75%-owned subsidiary Yapik, LLC, the accounts of our 85%-owned subsidiary Splinex, LLC and its wholly-owned subsidiary Splinex (Cayman Islands), the discontinued operations of our previously 75%-owned joint venture, TOT- SIBBNS, Ltd., the accounts of our wholly-owned subsidiary Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC (Music1, LLC and A&R Music Live, LLC are sometimes together referred to in this Report as “Music”), and the accounts of our wholly-owned subsidiary Motorsport, LLC and its 80%-owned subsidiary Motorsport.com, Inc.  All material intercompany accounts and transactions have been eliminated in this consolidation.

We have deconsolidated our 51% owned Czech Republic joint venture Korlea-TOT Energy s.r.o. (“Korlea-TOT”) as of January 1, 2011 and we have adjusted the investment to its net realizable value.  We are in the process of seeking to liquidate Korlea-TOT with our joint venture partner.

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

In February 2011, we acquired an 80% interest in Motorsport.com, Inc. (through the acquisition of Motorsport, LLC), a mature online media company with an established brand name that operates an award-winning website (www.motorsport.com) that distributes content related to the motorsport industry to racing enthusiasts all over the world. Motorsport.com derives revenues primarily from display advertising and sponsorship.

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

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

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

Cash

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  Beginning December 31, 2010, all non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions.  As such, our bank balances did not exceed FDIC limits at September 30, 2011 and December 31, 2010.

Through our Russian Representative Office, we maintain a bank account in Russia with a balance of $1,879 as of September 30, 2011.

Through our 51% owned joint venture Korlea-TOT, we previously maintained a bank account in the Czech Republic and, at December 31, 2010, the balance of that bank account was $83,361.  Following our deconsolidation of Korlea-TOT as of January 1, 2011, the balance of that bank account is no longer reflected on our balance sheets.

Fixed Assets

We depreciate our furniture, servers, data center software and equipment over a term of 5 years. Computers and client software are depreciated over terms between 2 and 5 years. Leasehold improvements are depreciated over the shorter of the economic life or terms of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

We capitalize certain costs for website development projects.  Specifically, we capitalize projects that are significant in terms of functional value added to the site, product or service.  A capitalized project would be closer to a full product launch than an incremental or point release update.  Costs for updates are expensed as incurred.  Capitalized costs are amortized to depreciation and amortization expense over twenty-four months on a straight-line basis. We also capitalize start-up projects from the point of start to the point the application, service or website is publicly launched.  Amortization is straight-line over twenty-four months and charged to depreciation and amortization.  Impairment is reviewed quarterly to ensure only viable active project costs are capitalized.

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

If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Foreign Currency Transactions

Our primary operations were formerly conducted outside the United States and we used foreign currencies to operate our consolidated foreign subsidiaries. Quarterly income and expense items are translated into U.S. dollars using the average interbank rate for the three-month period. Assets and liabilities are translated into U.S. dollars using the interbank rate as of the balance sheet date. Equity items are translated at their historical rate. We do not engage in any currency hedging activities.  We are subject to exchange rate risk in our foreign operations in Ukraine and Russia where we incur product development, engineering and website development and hosting costs.   The Ukraine and Russian engineering operations pay a majority of their expenses in their local currencies, exposing us to exchange rate risk.  Ukrainian salaries and consulting fees are negotiated and paid in U.S. dollars.

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

NOTE 2. GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $3,768,569 for the nine months ended September 30, 2011, and a working capital deficit of $187,553 and stockholders’ deficiency of $3,733,284 at September 30, 2011. We remain dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations.

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

NOTE 3. SEGMENT INFORMATION

At September 30, 2011, our sole reportable business segment was our online businesses in music, film, motorsport and professional marketing services.  At December 31, 2010, our sole reportable business segment was Openfilm and its online, video-related business. Until March 31, 2010 (which is when we decided to unwind the TOT-SIBBNS joint venture), our sole reportable business segment was the oil and gas services sector.

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

Capitalized internal use website development costs are included in fixed assets, net. For the three months ended September 30, 2011, we capitalized $190,998 of website development costs related to our motorsport, social network (Yapik), and legal websites. Additionally, we amortized $117,650 to depreciation and amortization expense for the three months ended September 30, 2011 leaving a balance of $331,356 for capitalized website development.  Capitalized patent costs were $24,267 at June 30, 2011 and we amortized $1,008 for the three months ended September 30, 2011 leaving a balance of $23,259 for capitalized patent costs on that date. For the nine months ended September 30, 2011, we capitalized $459,594 of website development costs and amortized $128,237 to depreciation and amortization. Furthermore, we capitalized $25,275 in patent costs and amortized $2,016 to depreciation and amortization for the nine months ended September 30, 2011.

Additionally, on February 1, 2011, we acquired Motorsport, LLC and Music1, LLC from a related party (Enerfund) and we assumed the balance sheets of Motorsport, LLC and Music1, LLC with existing intangible assets as follows:

Intangible Asset	Motorsport, LLC	Music1, LLC
Content	$14,376	$4,791
Domain Name	95,833	6,503
Customer List	95,833	-
Goodwill	442,223	-
TOTALS	$648,265	$11,294

NOTE 5. ACQUISITIONS OF MOTORSPORT, LLC AND MUSIC1, LLC

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, a company controlled by Mike Zoi, to purchase all of the issued and outstanding interests in Motorsport, LLC, a Florida limited liability company that holds 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased its 80% interest in Motorsport.com, Inc. on December 17, 2010. The remaining 20% of the outstanding common stock of Motorsport.com, Inc. is held by the original stockholders (4 persons) of Motorsport.com, Inc. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations contained in the purchase agreement of December 17, 2010, which includes, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013.  The domain names and related registrations were not purchased, as required, by June 16, 2011; hence the contingent amount ($20,000) will not be paid. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of the additional $450,000 of the purchase price. Failure by us to pay the additional purchase installments when due may result in forfeiture of all the shares in Motorsport.com, Inc. held by us.

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

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and Net Element investing up to $800,000.  As of September 30, 2011, we have invested $406,924 in LegalGuru LLC and, as of October 7, 2011, Mr. Wolfe has invested $31,270 in LegalGuru LLC.  We agreed that Mr. Wolfe will be the Chief Executive Officer and Chairman of LegalGuru LLC and agreed to pay him a salary of $10,000 per month in cash and/or stock beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (currently expected in the fourth quarter of 2011), we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC.  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

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

At September 30, 2011 and December 31, 2010, accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Accrued professional fees	$42,663	$152,068
Promotion Expense	50,000	50,000
Accrued interest	123,356	32,201
Accrued payroll	107,400	17,710
Other accrued expenses	226,850	173,632
	$550,269	$425,611

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

Uncertain tax positions are reviewed by management on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Based on information currently available, we anticipate that over the next thirty days ongoing audit activity should be resolved relating to uncertain tax positions for which we have accrued estimated liabilities of $60,000.

NOTE 9. STOCKHOLDERS’ EQUITY

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

The remaining 2,000,000 restricted shares of common stock vest upon the Company’s attainment of $20 million in aggregate gross revenues.  The fair value of these shares ($10,998) will be amortized over the year ending December 31, 2011.  For the quarter and nine months ended September 30, 2011, we amortized $3,103 and $7,826 respectively of this amount as an expense to operations.

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

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The term of this agreement was for six months and provided for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.  This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares.  August and September were revised to $6,500 per month plus 5,000 shares per month.  Beginning in October, we have agreed to the same terms, as revised, on a month to month basis.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share.

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

On June 28, 2011, the Board of Directors approved the 2011 Equity Incentive Plan with 150,000,000 shares authorized.  The Company’s majority stockholder approved the plan pursuant to a written consent also dated June 28, 2011.  The Board of Directors serves as administrator of the plan.  The new plan was designed to attract and retain the services of directors, employees and consultants by offering ability to make awards of unrestricted stock, stock options or both in order to create incentives.  The plan limits the strike price of incentive options issued to 100% (110% if the optionee is a 10% or more shareholder) of current market and terms can be no longer than 10 years (5 years if the optionee is a 10% or more shareholder).  The Company has registered the shares issuable under this plan on a registration statement on Form S-8 filed with the SEC.  This plan became effective on July 20, 2011.

At September 30, 2011, we had outstanding options to purchase 2,519,837 shares of common stock under our 2011 Equity Incentive Plan, of which options to purchase 1,067,059 shares of common stock are vested, with a weighted average exercise price of $0.09 per share and with a remaining weighted average contractual term of 4.91 years.

Additionally, at September 30, 2011, we had outstanding options to purchase 5,071,500 shares of common stock under our 2004 Stock Option Plan, of which options to purchase 1,100,000 shares of common stock are vested, with a weighted average exercise price of $0.13 per share and with a remaining weighted average contractual term of 3.77 years.   All shares authorized under our 2004 plan have been granted but forfeited shares can be reused.

We also had outstanding warrants to purchase 200,000,000 shares of common stock at September 30, 2011 with a strike price of $0.05 per share and a remaining average contractual term of 3.94 years.

As partial consideration for certain consulting services pursuant to an Advisor Agreement entered into on July 19, 2011 among the Company, Motorsport.com, Inc. and Emerson Fittipaldi, the Company granted Mr. Fittipaldi 5 million shares of the Company’s common stock.  In addition, pursuant to the Advisory Agreement, Mr. Fittipaldi has the opportunity to earn a bonus of up to 1 million additional shares of common stock of the Company based upon his success in promoting Motorsport.com through his social networking activities, which bonus is in the sole discretion of the Board of Directors of the Company.  If Mr. Fittipaldi terminates the Advisor Agreement, he is required to forfeit a pro rata amount of the 5 million shares of the Company’s common stock that were granted to him in accordance with the terms of the Advisor Agreement.

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

On August 9, 2011, we issued to our Chief Revenue Officer incentive stock options to purchase 1,500,000 shares of our common stock under our 2011 Equity Incentive Plan at an exercise price of $0.07 per share with a term of 5 years, subject to a three-year vesting schedule.  The Chief Revenue Officer’s’ employment was terminated in November, 2011 and he has one year to exercise vested options or they will terminate.

On August 9, 2011, the Board of Directors approved the issuance of five-year stock options to purchase 605,398 shares of common stock of the Company to employees taking salary cuts with an exercise price of $0.06 per share.  These options were immediately vested upon issuance and were issued for the period of June 15, 2011 to July 31, 2011.  Accordingly, the Company recorded a compensation charge, using a Black-Scholes model, of $12,000 in June for the portion of the options granted that related to the three months ended June 30, 2011 and $22,437 in September for the portion of options granted that related to the three months ended September 30, 2011.  The Board of Directors also approved future monthly grants of options to employees and consultants working under salary or fee reductions until such reductions are lifted.  As such, On September 30, 2011, employees and consultants subject to salary or fee reductions were issued 350,494 fully vested stock options with a strike price of $0.15 and a five year life.  Accordingly the Company recorded a compensation charge, using a Black-Scholes model, of $52,574 in September for the fully vested options granted.

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

On May 16, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share.

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

NOTE 11. DISCONTINUED OPERATIONS

Effective March 31, 2010, we dissolved the TOT-SIBBNS joint venture.  We received the 3,000,000 shares of common stock issued in 2008 in connection with the formation of the joint venture and the assets of the joint venture were returned to the non-controlling interest holder (SIBBNS).  For comparative purposes, the results of the joint venture are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.  The following table provides additional details on the results from discontinued operations for the nine months ended September 30, 2010. There was no effect on results for the nine months ended June 30, 2011.

Nine months ended September 30, 2010

Revenues	$-
Cost of Sales	-
Operating Expenses	(942,044)
Other Income	80,688
Net loss attributable to the noncontrolling interest	215,339
Net loss from discontinued operations	$(646,017)

NOTE 12. SUBSEQUENT EVENTS

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

On October 24, 2011, the Board of Directors of the Company authorized an increase in the number of directors of the Company to four and appointed Dmitry Kozko to fill the vacancy.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1.6 million.  The Company will use the amounts borrowed pursuant to the note for working capital and acquisitions.  The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014.  The note may be pre-paid at any time without penalty.  Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with our audited financial statements and notes thereto contained in our Transition Report, as amended, on Form 10-KT/A for the transition period from April 1, 2010 to December 31, 2010 filed with the Commission and the unaudited condensed consolidated financial statements and related notes included in this Report.

General; Recent Developments

Net Element, Inc. (OTCQB: NETE) is a developer and publisher of Internet websites and mobile application services for the Business to Business (B2B) and Business to Consumer (B2C) software services market.  Net Element products are optimized for the media & entertainment, barter & trading, and professional industry market sectors.  The company also develops and licenses intellectual property around graphics, HD and 3D video, web hosted business services, subscription-based and mobile-based services.

There are five core website services in the Net Element portfolio including:

•
A&R Music Live (www.arlive.com) – an artist discovery and music review service that educates aspiring talent and connects them with music record company A&R (i.e., record company divisions that are responsible for talent scouting and overseeing the artistic development of recording artists) and music supervisors through webinars for entertainment contracts and employment.

•	Motorsport.com (www.motorsport.com) – a motorsport racing news site for fans and teams with industry award winning editorial content and unique multimedia capabilities.
•
Openfilm (www.openfilm.com) – an independent film hosting site that operates two content management service platforms – one for the Business to Consumer market and the other for the Business to Business market (Launchpad).

•
LegalGuru (www.legalguru.com) – intended to be a resource for consumers with potential legal issues that would offer attorneys and other professionals compelling ways to showcase their talents and specialties and find new clients.  LegalGuru is still under development stage and its services have not yet been launched.

•	Yapik (www.yapik.com) – a set of mobile and web applications that enable college students to barter, buy, sell, or trade goods or services in a digital environment tailored for the campus experience.

The Company’s platform enables the rapid development, production and distribution of rich media content (including high definition (HD) and three-dimensional (3D) formats), services (Software as a Service (SaaS)) and branded content in entertainment and news.  The Company owns and publishes Internet properties and creates social and business communities in collegiate, legal, motorsport, music, film and entertainment.  Net Element was formed in 2004 as Splinex Technology, Inc., a spin-off of Ener1, Inc. (NASDAQ: HEV).

On November 11, 2010, we changed our fiscal year end from March 31 to December 31.  The nine-month period from April 1, 2010 through December 31, 2010 was presented in a Transition Report, as amended, on Form 10-KT/A filed with the Commission on February 3, 2011.

In December 2010, we acquired Openfilm, LLC, an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm has developed an award-winning website (www.openfilm.com) that currently showcases films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world.  The proprietary technologies and software platform, know-how and methods developed for Openfilm provide a unique value proposition for independent filmmakers, advertisers, film festivals, film schools and viewers. Openfilm derives revenues from advertising, video content syndication, platform and Software as a Service (SaaS) licensing and membership fees, as well as contest entry fees for the “Get It Made” competition (See Note 8 to the accompanying unaudited condensed consolidated financial statements).  See Note 5 to the accompanying unaudited condensed consolidated financial statements.

As of January 1, 2011, we deconsolidated our 51% owned joint venture Korlea-TOT and we have adjusted the investment to its net realizable value.  We are in the process of seeking to liquidate Korlea-TOT with our joint venture partner.

In February 2011, we acquired an 80% interest in Motorsport.com, Inc. (through the acquisition of Motorsport, LLC), a mature online media company with an established brand name that operates an award-winning website (www.motorsport.com) that distributes content related to the motorsport industry to racing enthusiasts all over the world. Motorsport.com derives revenues primarily from display advertising and sponsorship.  See Note 5 to the accompanying unaudited condensed consolidated financial statements.

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

On August 9, 2011, we entered into a Stock Purchase Agreement ("SPA") pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation ("Stratuscore"), from its selling shareholder in exchange for the issuance of up to 10 million shares of common stock of the Company.  On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA.  Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

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

Results of Operations for the Three-Month Periods Ended September 30, 2011 and 2010

We reported a net loss of  $1,491,824 or $(0.00) per share, for the three months ended September 30, 2011, as compared with a net loss of $208,452 or $(0.00) per share, for the three months ended September 30, 2010.  Basic and diluted weighted average shares outstanding were 740,397,800 and 330,840,721 for the quarters ended September 30, 2011 and 2010, respectively.  At September 30, 2011, the Company operates a web and technology business with several subsidiaries.  At September 30, 2010, the Company was a shell company and had limited operations.

Net revenues consist of license fees, advertising fees, membership fees and other service fees.  Net revenues for the three months ended September 30, 2011 were $39,784, which related primarily to service fees generated by Music ($20,877) and Openfilm ($15,078), as compared with no revenue for the three months ended September 30, 2010.

Cost of revenues represents direct costs of generating revenues, including commissions, content acquired and created and certain payroll expense that is directly related to revenue creation.  Cost of revenues for the three months ended September 30, 2011 was $109,135 as compared to $0 for the three months ended September 30, 2010 as a result of there being limited operations during the three months ended September 30, 2010.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities.  Business development expenses were $69,736 for the three months ended September 30, 2011 as compared with $0 for the three months ended September 30, 2010 as the Company had limited operations during the 2010 period.  For the quarter ended September 30, 2011, business development expenses were primarily attributable to corporate activities ($52,416), Yapik ($12,153) and Motorsport ($4,533). Business development expenses attributable to corporate activities related primarily to business development of new website and services opportunities.  Yapik business development expenses related primarily to on campus marketing efforts.  Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items.

General and administrative expenses were $1,194,357 for the three months ended September 30, 2011 as compared to $208,227 for the three months ended September 30, 2010, representing an increase of $964,624.  General and administrative expenses for the three months ended September 30, 2011 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the three months ended September 30, 2011 were attributable to the properties or subsidiaries of the Company as follows:

Property or Entity	Three months ended September 30, 2011	Three months ended September 30, 2010
Net Element Corporate	$556,020	$208,227
Openfilm / Launchpad (purchased 12/10)	136,436	-
Music1 / A&R Live (purchased 2/11)	155,157	-
Motorsport (purchased 2/11)	119,074	-
Social Networking (Yapik) (formed in 2011)	112,531	-
Legal Guru (formed in 2011)	81,422	-
Netlab Systems (formed in 2011)	33,717	-
Total general and administrative	$1,194,357	$208,227

Of the $556,020 in general and administrative expenses for corporate for the three months ended September 30, 2011, $303,137 is attributable to amortization of share grants, $139,752 is attributable to non-cash compensation expense relating to vesting options.  Of the $208,227 in general and administrative expenses for the three months ended September 30, 2010, $30,923 was due to non-cash compensation expense relating to the subscription agreement with TGR Capital, LLC (see Note 9 to the accompanying unaudited condensed consolidated financial statements), $138,588 consisted of payroll expense, and $25,401 consisted of professional fees.

Product development expense was $44,121 for the three months ended September 30, 2011 as compared to $0 for the three months ended September 30, 2010 when the company had limited operations.  Product development expense consists of research and development on new ideas for existing and to be formed websites and services as well as work that may result in the Company seeking patents for particular technology or business processes.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $176,751 for the three months ended September 30, 2011 as compared with $255 for the three months ended September 30, 2010.  Fixed assets increased to $591,892 at September 30, 2011 as compared with $6,279 at September 30, 2010, creating higher period depreciation for the quarter ended September 30, 2011.  Additionally, capitalized costs related to website development were $331,356, net at September 30, 2011 as compared with $0 at September 30, 2010.  Intangible assets of $211,595 at September 30, 2011 includes $23,259 for the direct costs of acquiring a patent and the balance is primarily related to website content, customer lists and domain names (Motorsport, LLC ($171,875) and Music1, LLC ($16,461)).

Interest expense was $48,456 for the three months ended September 30, 2011 as compared with $0 for the three months ended September 30, 2010.  The interest expense in 2011 was primarily attributable to borrowings by Net Element from Enerfund, LLC ($22,405) totaling $2,710,138, with an interest rate of 5% per annum, and a loan from Enerfund to Openfilm, LLC ($21,018) with a principal balance of $1,667,000 and an interest rate of 5% per annum.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, Motorsport.com, Inc. and Splinex, LLC was $110,948 for the three months ended September 30, 2011 as compared with $30 for the three months ended September 30, 2010. Non-controlling interest for the three months ended September 30, 2010 related solely to Korlea-TOT, which was deconsolidated on January 1, 2011. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Results of Operations for the Nine-Month Periods Ended September 30, 2011 and 2010

We reported a net loss of  $23,535,134, or $(0.03) per share, for the nine months ended September 30, 2011, as compared with a net loss of $2,623,460, or $(0.01) per share, for the nine months ended September 30, 2010.  Basic and diluted weighted average shares outstanding were 737,682,541 and 324,123,599 for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, the Company operates a web and technology business with several subsidiaries.  TOT-SIBBNS was discontinued at March 31, 2010 and the Company was a shell company and had no operations between April and September 2010.  The results of operations and costs associated with discontinuation of TOT-SIBBNS for the period January 1, 2010 to March 31, 2010 ($646,017 or ($0.00) per share) are reported on the line “Net loss from discontinued operations” on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.

Net revenues for the nine months ended September 30, 2011 were $143,988, which related primarily to Openfilm ($67,507), Music ($62,487) and Motorsport ($10,019), as compared with no revenue for the nine months ended September 30, 2010 when the Company had limited operations.  Revenue of Openfilm consisted of $50,800 for license fees with the balance relating to advertising and membership fees.  Music revenues were derived from service fees and Motorsport revenues related to advertising and sponsorship.

Cost of revenues for the nine months ended September 30, 2011 was $481,325 as compared to $0 for the nine months ended September 30, 2010 as a result of there being no revenue for the nine months ended September 30, 2010.

Business development expenses were $174,750 for the nine months ended September 30, 2011 as compared with $0 for the nine months ended September 30, 2010.   For the nine months ended September 30, 2011, business development expenses were primarily attributable to corporate activities ($117,552) and Motorsport ($41,040).  Business development expenses attributable to corporate activities related primarily to business development of new website opportunities.  Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items.  Business development expense was $0 for the nine months ended September 30, 2010 as there were no significant operations during that period.

General and administrative expenses for the nine months ended September 30, 2011 were $22,820,211 as compared with general and administrative expenses for the nine months ended September 30, 2010 of $1,895,771, representing an increase of $20,924,440.  The increase relates primarily to an increase in non-cash compensation expense at Net Element corporate of $18,204,606 which was primarily due to stock and warrants issued to Enerfund (see next paragraph for more information), the additional expenses from the acquisitions of Openfilm ($321,809) in December 2010, and Music1 ($237,601) and Motorsport ($151,225) in February 2011, the incremental costs from the start-up of a social network service Yapik ($95,111), and a legal resource service LegalGuru ($40,713).  Of the $1,895,771 in general and administrative expenses for the nine months ended September 30, 2010, $1,239,518 was due to non-cash compensation expense relating primarily to the subscription agreement with TGR Capital, LLC (see Note 9 to the accompanying unaudited condensed consolidated financial statements).

Non-cash compensation expense of $19,453,612 for the nine months ended September 30, 2011 was primarily a result of $18,920,000 for an investment made by Enerfund in December 2010.  On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (a company controlled by Mike Zoi) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund as of December 31, 2010. Accordingly, this transaction has been accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of our common stock and fully vested warrants to purchase 56,000,000 shares of our common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance at December 31, 2010.  On March 4, 2011, the number of our authorized common shares was increased from 800,000,000 to 2,500,000,000 and subsequently we issued the balance of the shares and warrants.  On March 7, 2011 (the date of issuance of the balance of the shares and warrants), the market value of the common shares exceeded the subscription price resulting in a compensation charge of $12,320,000 for the shares purchased under the Enerfund Subscription Agreement.  Additionally, a compensation expense relating to the issuance of warrants of $6,600,000 was recorded based on a Black-Scholes valuation model since the majority shareholder of Enerfund is also an officer of our Company.

Product development expense was $90,706 for the nine months ended September 30, 2011.   There were no product development expenses for the nine months ended September 30, 2010.

Depreciation and amortization expense was $241,630 for the nine months ended September 30, 2011 as compared with $765 for the nine months ended September 30, 2010.  Fixed assets increased to $591,892 at September 30, 2011 as compared with $6,279 at September 30, 2010, creating higher period depreciation for the nine months ended September 30, 2011.  Additionally, amortization costs related to intangible assets were $37,567 at September 30, 2011 as compared with $0 at September 30, 2010 and this created higher amortization expense for nine months ended September 30, 2011 versus the same period in 2010.

Interest expense was $105,749 for the nine months ended September 30, 2011 as compared with $195 for the nine months ended September 30, 2010.  The interest expense in 2011 was primarily attributable to borrowings by Net Element from Enerfund, LLC totaling $2,561,913, with an interest rate of 5% per annum, and a loan from Enerfund to Openfilm, LLC with a principal balance of $1,667,000 and an interest rate of 5% per annum.

Other expense was $45,942 for the nine months ended September 30, 2011 as compared to $90,282 for the nine months ended September 30, 2010.  The other expense for the nine months ended September 30, 2011 is due to the deconsolidation of Korea-TOT.  The other expense in the comparable period of 2010 is primarily due to the write-off of a loan to TOT-SIBBNS.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, Motorsport.com, Inc. and Splinex, LLC was $281,191 for the nine months ended September 30, 2011 as compared with $9,570 for the nine months ended September 30, 2010. Non-controlling interest for the nine months ended September 30, 2010 related primarily to TOT-SIBBNS, which was discontinued on March 31, 2010 and Korlea-TOT, which was deconsolidated on January 1, 2011. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

The net loss from discontinued operations was $0 for the nine months ended September 30, 2011 as compared to a net loss from discontinued operations of $646,017 for the nine months ended September 30, 2010 as the Company discontinued the operations of TOT-SIBBNS on March 31, 2010 (see Notes 6 and 11 to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

At September 30, 2011, we had an accumulated deficit of $49,956,067, a working capital deficit of $187,553 and cash of $477,642. We had a net loss of $23,535,134 for the nine months ended September 30, 2011 and a net loss of $2,623,460 for the nine months ended September 30, 2010, and further losses are anticipated. We had negative cash flows from operations of $3,768,569 for the nine months ended September 30, 2011 and negative cash flows from operations of $406,864 for the nine months ended September 30, 2010 when the company had limited operations.

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

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund, LLC in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31.  The loan matures on December 10, 2012 with accrued interest due at that time.  The balance (including accrued interest) at September 30, 2011 was $1,762,328.

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

Effective as of March 29, 2011, we entered into the LegalGuru JV Agreement with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest.  Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and Net Element investing up to $800,000.  As of September 30, 2011, we have invested $275,685 in LegalGuru LLC and, as of October 7, 2011, Mr. Wolfe has invested $31,270 in LegalGuru LLC.  We agreed that Mr. Wolfe will be the Chief Executive Officer and Chairman of LegalGuru LLC and agreed to pay him a salary of $10,000 per month in cash and/or stock beginning in March 2011 ($5,000 to be paid by Net Element for services provided to Net Element on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business).  Upon launch of the website and commencement of commercial operations (currently expected in the fourth quarter of 2011), we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from Net Element), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC.  Mr. Wolfe has the right, for 36 months from the date of the Guru Joint Venture Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances.  The term of this agreement was for six months and provided for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods.  This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares.  August and September were revised to $6,500 per month plus 5,000 shares per month.  Beginning in October, we have agreed to same terms, as revised, on a month to month basis.

On April 15, 2011, we entered into a two-year cross advertising transaction with Ferrari North America, Inc. whereby we contracted to pay $50,000 per year in cash and provide $200,000 per year in advertising value on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over the next two race seasons. This arrangement provides us with marketing outreach and exposure to potential investors. The agreement stipulates that the Ferrari Challenge must advertise on any Net Element website within one year from date of execution.  Accordingly, we will recognize $200,000 in advertising revenue as Ferrari utilizes the advertisements. Of the total cash expense of the sponsorship ($100,000 over two years), $50,000 was recognized as a charge to operations over the five month period May to September 2011 during the Ferrari Challenge.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  At September 30, 2011, the amount outstanding under this loan was $2,000,000 and there was no further availability on this facility.

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

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1.6 million.  The Company will use the amounts borrowed pursuant to the note for working capital and acquisitions.  The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014.  The note may be pre-paid at any time without penalty.  Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.  At September 30, 2011, Enerfund had advanced $738,928 under this facility prior to the execution by the Company of the convertible promissory note and loan agreement.

As a result of our history of recurring losses and our accumulated deficit and stockholders’ deficiency, the audit report of our independent registered public accounting firm as of December 31, 2010 contains a statement expressing substantial doubt as to our ability to continue as a going concern. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance.  We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements.  As of the date this Report was filed with the Commission, management expects that our cash flows from operations and additional borrowings available under the October 24, 2011 convertible promissory note and loan agreement with Enerfund described above will be sufficient to meet our financial requirements through most of the second fiscal quarter of 2012.  Management currently believes that we will require an additional $4,200,000 in financing to continue operations as currently conducted and to pay for anticipated capital expenditures over the next 12 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur.  Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets.  Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial.  Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business prospects, financial condition and results of operations and may ultimately require us to suspend or cease operations.

Off-balance sheet arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our Transition Report, as amended, on Form 10-KT/A for the period ended December 31, 2010.  Accordingly, management cannot provide reasonable assurance of achieving the desired control objective.  Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas.  We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and joint ventures and the continued integration of these businesses.  We have contracted to install new financial systems and that process is currently expected to be completed by December 31, 2011.  We will continue to address deficiencies as resources permit.

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

On August 30, 2011, NueMeta LLC filed a demand for arbitration against Net Element to be conducted in Chicago, Illinois in accordance with the Commercial Dispute Resolution Procedures of the American Arbitration Association.  The claimant alleges that it is owed $152,400 under an agreement pursuant to which it was to perform certain software development and other services for Net Element.  The arbitration proceeding is in the preliminary stages and no hearings have been scheduled as of the date of filing this Report.  While it is too early to predict the outcome of this matter, management intends to defend it vigorously.

Except as described above, we are not currently a party to any such proceedings the outcome of which would have a material effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1.6 million.  Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.  At September 30, 2011, Enerfund had advanced $561,912 under this facility prior to the execution by the Company of the convertible promissory note and loan agreement.

We believe that the foregoing securities transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Item 5.  Other Information

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder in exchange for the issuance of up to10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through September 30, 2011 ($148,225), are reflected as advances in the condensed consolidated balance sheet. We will continue to fund agreed upon operations of Stratuscore until January 31, 2012. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue Net Element a convertible promissory note convertible into equity in Stratuscore.

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009

3.5	Amendment to Certificate of Incorporation reflecting name change, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Commission on October 15, 2010

3.6	Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit A to Schedule 14C filed with the Commission on February 4, 2011

10.1
Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.2
Amendment to Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 17, 2004 incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.3
Employment Agreement between Christian Schormann and Splinex dated January 12, 2005, incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K filed with the Commission on January 25, 2005

10.4
Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7
Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8
Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9
Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10
Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11
Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12
Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.15
Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16
Reseller Agreement between Waterloo Maple Inc. and TOT Energy, Inc. dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

10.17
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated by reference to Exhibit 10.2 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.19	First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 30, 2009

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Capital, LLC (formerly named TGR Energy, LLC), incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010

10.25
Joint Venture Dissolution Agreement dated March 31, 2010 between TOT Energy, Inc. and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010

10.26
Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Capital, LLC and Dune Capital Group LLC, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010

10.27
Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Openfilm, LLC and the members of Openfilm, incorporated by reference to Exhibit 10.27 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010

10.28
Technology Transfer and License Agreement dated December 14, 2010 between Netlab Systems, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.28 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010

10.29
Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.30
Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.31
Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.32
License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.33
Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.34
Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.35
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.36
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.37
Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and Net Element, Inc., incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011

10.38
Guru Joint Venture Agreement dated as of March 29, 2011 between Net Element, Inc. and Curtis Wolfe, incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011

10.39
Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch, incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the Commission on February 22, 2011

10.40	2011 Equity Incentive Plan of Net Element, Inc., incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed with the Commission on June 28, 2011

10.41
Advisor Agreement, effective as of July 19, 2011, between Motorsport.com, Inc. and Emerson Fittipaldi, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 25, 2011

10.42
Stock Purchase Agreement dated as of August 9, 2011 between Net Element, Inc. and Denise Muyco for the purchase of Stratuscore, incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011

10.43
Convertible Promissory Note and Loan Agreement dated October 24, 2011 between Enerfund, LLC and Net Element, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 27, 2011

10.44*	Amendment dated as of November 10, 2011 among Net Element, Inc., Denise Muyco and StratusCore, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. §1350

101**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

Net Element, Inc.

Date: November 14, 2011	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

3.3	Bylaws of Splinex, incorporated herein by reference to Exhibit 3.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

3.4	Certificate of Amendment of Articles of Incorporation, incorporated herein by reference to Appendix A to Schedule 14C filed with the Commission on February 11, 2009

3.5	Amendment to Certificate of Incorporation reflecting name change, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Commission on October 15, 2010

3.6	Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit A to Schedule 14C filed with the Commission on February 4, 2011

10.1
Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 2, 2004, incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.2
Amendment to Bridge Loan Agreement between Registrant and Ener1 Group, Inc. dated November 17, 2004 incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 3, 2004 (Registration No. 333-116817)

10.3
Employment Agreement between Christian Schormann and Splinex dated January 12, 2005, incorporated herein by reference to Exhibit 10.15 of the Current Report on Form 8-K filed with the Commission on January 25, 2005

10.4
Revolving Debt Funding Commitment Agreement between Bzinfin, S.A. and Registrant, dated as of June 9, 2004, incorporated herein by reference to Exhibit 10.1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.5
2004 Stock Option Plan of Registrant, incorporated herein by reference to Exhibit 10.2 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.6
Form of Stock Option Agreement of Registrant, incorporated herein by reference to Exhibit 10.3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.7
Sublease Agreement between Ener1 Group, Inc. and Splinex, LLC, dated as of November 1, 2003, assigned to Registrant as of April 1, 2004, incorporated herein by reference to Exhibit 10.4 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.8
Contribution Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.5 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.9
Assignment and Assumption of Employment Agreements between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.6 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.10
Global Bill of Sale and Assignment and Assumption Agreement between Splinex, LLC and Registrant, dated as of April 1, 2004, incorporated herein by reference to Exhibit 10.7 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.11
Employment letter between Gerard Herlihy and Registrant, dated May 20, 2004, incorporated herein by reference to Exhibit 10.8 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.12
Consulting Agreement between Dr. Peter Novak and Registrant, dated January 1, 2004, incorporated herein by reference to Exhibit 10.9 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.13
Form of Employee Innovations and Proprietary Rights Assignment Agreement, incorporated herein by reference to Exhibit 10.10 to Splinex’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817)

10.14
Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to Splinex’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817)

10.15
Employment Agreement between Michael Stojda and Registrant, dated September 1, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Splinex’s Registration Statement on Form S-1 filed with the Commission on October 15, 2004 (Registration No. 333-116817)

10.16
Reseller Agreement between Waterloo Maple Inc. and TOT Energy, Inc. dated May 27, 2005., incorporated herein by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on June 3, 2005

10.17
Severance Agreement dated November 21, 2005 by and between Splinex and Michael Stojda, incorporated by reference to Exhibit 10.1 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.18
Termination Agreement dated October 17, 2005 by and between Splinex and Christian Schormann, incorporated by reference to Exhibit 10.2 to Splinex’s Current Report on Form 8-K, filed with the Commission on November 21, 2005

10.19	First Amendment to Splinex Technology, Inc. 2004 Stock Option Plan incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 30, 2009

10.20
Joint Venture Agreement dated July 16, 2008 by and between the Company and Evgeni Bogarad, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on July 23, 2008

10.21
Notarial Deed dated July 17, 2008 by and between the Company and Korlea Invest Holding AG, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November18, 2008

10.22
Subscription Agreement dated August 7, 2008 by and between the Company and TGR Capital, LLC (formerly named TGR Energy, LLC), incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2008

10.23
Amendment to the Subscription Agreement between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010

10.24
Assignment between TGR Capital, LLC and TOT Energy, Inc. dated January 12, 2010, incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010

10.25
Joint Venture Dissolution Agreement dated March 31, 2010 between TOT Energy, Inc. and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010

10.26
Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Capital, LLC and Dune Capital Group LLC, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Commission on July 13, 2010

10.27
Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Openfilm, LLC and the members of Openfilm, incorporated by reference to Exhibit 10.27 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010

10.28
Technology Transfer and License Agreement dated December 14, 2010 between Netlab Systems, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.28 to the Periodic Report on Form 8-K, filed with the Commission on December 15, 2010

10.29
Membership Interest Purchase Agreement (Motorsport) Between Enerfund, LLC and Net Element, Inc. dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.30
Membership Interest Purchase Agreement (Music1) Between Enerfund, LLC and Net Element, Inc. Dated as of February 1, 2011, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.31
Employment Agreement dated as of November 1, 2010 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.32
License Agreement dated February 1, 2011 between Music1, LLC and Stephen Strother, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.33
Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.34
Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC, incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.35
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Music1, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.36
Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC, incorporated by reference to Exhibit 10.29 to the Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011

10.37
Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and Net Element, Inc., incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011

10.38
Guru Joint Venture Agreement dated as of March 29, 2011 between Net Element, Inc. and Curtis Wolfe, incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011

10.39
Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch, incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the Commission on February 22, 2011

10.40	2011 Equity Incentive Plan of Net Element, Inc., incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed with the Commission on June 28, 2011

10.41
Advisor Agreement, effective as of July 19, 2011, between Motorsport.com, Inc. and Emerson Fittipaldi, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 25, 2011

10.42
Stock Purchase Agreement dated as of August 9, 2011 between Net Element, Inc. and Denise Muyco for the purchase of Stratuscore, incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011

10.43
Convertible Promissory Note and Loan Agreement dated October 24, 2011 between Enerfund, LLC and Net Element, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 27, 2011

10.44*	Amendment dated as of November 10, 2011 among Net Element, Inc., Denise Muyco and StratusCore, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. §1350

101**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.