Form 10-K
period 2011-12-31
Net Element, Inc.
filed 2012-03-30
CIK 1293330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-51108

Net Element, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 S. Miami Avenue, Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 507-8808

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES     ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES     ☒ NO

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was approximately $2,579,195 (based upon the closing price of $0.06 per share on June 24, 2011, which was the price at which the common stock was last sold as of June 30, 2011).

The registrant had 755,674,447 shares of common stock outstanding as of March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Annual Report on Form 10-K (this “Report”), unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us,” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Report contains forward-looking statements that reflect the current views of our management with respect to future events. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “will continue,” “seeks,” “should,” “believe,” “potential” or the negative or other variations of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: our ability (or inability) to continue as a going concern, the willingness of our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our Chairman and CEO, Mike Zoi, to continue investing in Net Element to fund our working capital requirements, our ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, our ability (or inability) to adequately address the material weaknesses in our internal control over financial reporting, development or acquisition of additional online media businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategy, continued development and market acceptance of our technology, protection of our intellectual property, and successful integration and promotion of any business developed or acquired by us. If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”)) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

i

ii

PART I

Item 1.	Business.

Development of Business

Net Element, Inc. (formerly TOT Energy, Inc.) was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company that is currently known as TGR Capital, LLC (“TGR Capital”) (a company indirectly wholly-owned by our Chairman and Chief Executive Officer, Mike Zoi). On January 18, 2005, the Company merged with a subsidiary of Ener1, Inc., a public reporting company. Pursuant to that merger, the Company issued 5,000,000 shares of its common stock to Ener1, Inc., which then distributed those shares as a dividend to its shareholders. That distribution was registered with the Commission, which resulted in the Company becoming a public reporting company.

Net Element, Inc. is an online media and technology company. Since April 1, 2010, we have pursued a strategy to develop and acquire technology and applications for use in the online media industry. In furtherance of this strategy, on December 14, 2010, we acquired Openfilm, LLC, a Florida limited liability company that is engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Additionally, on February 1, 2011, we acquired two additional properties. The first, Motorsport, LLC, a Florida limited liability company which now holds 100% (initial purchase was for an 80% interest and we subsequently bought out the remaining minority position) of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. The second, Music1, LLC, is a Florida limited liability company which owns 97% of the membership interests in A&R Music Live, LLC, a Georgia limited liability company that operates a website that provides a musical artist discovery service. As a result of these acquisitions, we now operate several online media websites in the film, auto racing and emerging music talent markets.

We believe that the technology platforms and development expertise acquired from Openfilm enables us to enhance the digital distribution of content in a variety of industries. Accordingly, we continue to explore additional acquisitions of, as well as developing internally, other Internet portal properties, services and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets.  We are in the process of developing and preparing to launch in the second quarter of 2012 legalguru.com as a destination for free legal advice with the ability to find local specialists to help with various legal issues. We also developed and launched in the fourth quarter of 2011 a beta test version of the mobile application called Yapik, which is a peer-to-peer communication and bartering application and service for mobile devices which is currently in beta testing in select collegiate/university markets.

On February 1, 2011, we purchased all of the equity interests in Motorsport, LLC from Enerfund, LLC, a Florida limited liability company (“Enerfund”) that is wholly-owned by our Chairman and Chief Executive Officer, Mike Zoi. As consideration for that acquisition, we paid to Enerfund $130,000 (excluding a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations of Motorsport, LLC under a Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC would acquire all of the equity interests in Motorsport.com, Inc. The $20,000 contingent payment mentioned above was forfeited by Enerfund, LLC and retained by us because Motorsport did not obtain the rights to the domain name www.motorsportforums.com within six months of the closing date. At the time of our acquisition of Motorsport, LLC, pursuant to the December 17, 2010 Stock Purchase Agreement, Motorsport, LLC had already acquired 80% of the outstanding common stock of Motorsport.com, Inc., although Motorsport, LLC remained obligated under the Stock Purchase Agreement to pay an aggregate of $450,000 to the sellers in four quarterly installments beginning on December 1, 2013. Pursuant to an amendment to the Stock Purchase Agreement dated January 10, 2012, that payment obligation was amended to provide that: (i) Motorsport, LLC must pay to the sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) the Company must issue to the sellers an aggregate of 1,333,333 shares of its common stock. The initial $75,000 installment was paid by the Company and the Company issued such 1,333,333 shares of its common stock to the sellers. The sellers have a security interest in the Internet domain names of Motorsport.com, Inc. as collateral for the Company’s and Motorsport’s remaining payment obligations.

The December 17, 2010 Stock Purchase Agreement provided Motorsport, LLC an option until December 16, 2018 to purchase the remaining 20% of the outstanding common stock of Motorsport.com, Inc. for a price per share of between $0.1075 and $0.1435 (or an aggregate of between $400,330 and $534,394) depending upon when the option was exercised, payable in either cash or shares of preferred stock of Motorsport.com, Inc. having an equivalent value. If the option were exercised before December 17, 2015, then the purchase price for the remaining 20% interests would have been $0.1075 per share, or an aggregate of $400,330. Pursuant to the January 10, 2012 amendment to the Stock Purchase Agreement, Motorsport, LLC exercised its option to acquire the remaining 20% interests for a purchase price consisting solely of the Company’s issuance to the sellers of an aggregate of 3,333,333 shares of its common stock.

Also on February 1, 2011, we purchased all of the equity interests in Music1, LLC from Enerfund for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests in A&R Music Live, LLC. Music1, LLC purchased its interest in A&R Music Live, LLC from Stephen Strother, the Founder and President of Music1, on November 8, 2010. The remaining 3% of the membership interests in A&R Music Live, LLC is owned by Stephen Strother. We were required to invest at least $500,000 in Music1 by December 31, 2012, which requirement was met during the fourth quarter of 2011. In the event Mr. Strother’s employment agreement is terminated other than for cause (or by Mr. Strother for “good reason”) on or before May 7, 2012, then Mr. Strother would have the right to repurchase A&R Music Live, LLC (and the domains Arlive.com and Music1.com) for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1, LLC to use certain technology owned by him for the term of his employment agreement. For more information, see “License Agreement with Stephen Strother” below.

On March 8, 2011, we formed a wholly-owned subsidiary, Yapik LLC, a Florida limited liability company. Yapik LLC is developing and deploying a peer-to-peer communication and bartering application and service for mobile devices operating within and around colleges and universities. Additional goals of Yapik LLC include developing a virtual currency to broaden usage and provide new digital experiences with 3rd party goods and services. We have launched a beta test version of the Yapik mobile application on Android and iOS platforms at Florida International University, University of Florida and University of Miami with plans to launch at up to 10 additional universities if the beta launches prove successful. On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in Yapik LLC, to a related party that is employed by Yapik, in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011. The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik LLC into 1,500,000 shares of common stock of the Company.

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex LLC, a Florida limited liability company.  Splinex, LLC is intended to develop technology and web services for use in our products and services and certain other licensed applications focused in the areas of three dimensional (3D) imagery and video.  As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of its employees and consultants.

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000. As of December 31, 2011, we have invested $609,411 in LegalGuru LLC and Mr. Wolfe has invested $31,279 in LegalGuru LLC. We agreed that Mr. Wolfe will be the Chief Executive Officer and Chairman of LegalGuru LLC and agreed to pay him a salary of $10,000 per month in cash and/or stock beginning in March 2011 ($5,000 to be paid by the Company for services provided to the Company on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business). Beginning June 16, 2011, Mr. Wolfe’s salary was reduced to $8,000 per month. Upon launch of the website and commencement of commercial operations, we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC. Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder, Denise Muyco (who is the spouse of our President and Chief Operating Officer, Richard Lappenbusch), in exchange for the issuance of 10 million shares of our common stock.  Stratuscore is in the business of operating technical software and SaaS (Software as a Service) application services to clients/customers that require significant secure compute processing and storage. The Company intended to lower cost for its customers by providing an efficient and secure network with professional grade content security when using this service. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind that transaction.  The 10 million shares of our common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred by the Company through December 31, 2011 ($196,557) are reflected as advances in our consolidated balance sheets. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue the Company a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from bona fide third party investors in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore.

On July 17, 2008, the Company established a 51%-owned joint venture known as Korlea-TOT Energy s.r.o. (“Korlea-TOT”) with Korlea Invest Holding AG of Switzerland (“Korlea”), which is a provider and trader of energy assets in the Czech Republic. Korlea-TOT was expected to assist in the marketing of oil assets sourced by us and our contacts and affiliates. Korlea-TOT has had no business activity to date. We deconsolidated Korlea-TOT as of January 1, 2011 and we have adjusted the investment to its net realizable value. We intend to sell our ownership interest in Korlea-TOT to Korlea in exchange for a cash payment equal to 51% of the cash balance in the joint venture on the date of sale. Consummation of this transaction is subject to obtaining certain approvals and making certain filings overseas. We expect that this transaction will be completed during 2012.

Business Description

We develop and operate online media websites in the film, auto racing and emerging music talent markets, and are developing additional sites and services in these markets as well as the legal information and peer-to-peer application markets, each as more fully described below. We intend to continue to seek additional opportunities to exploit our technologies in other vertical markets.

Openfilm

Openfilm, LLC is an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm owns and operates the website openfilm.com, which is based on a proprietary video platform (licensed to Openfilm by our wholly-owned subsidiary, NetLab Systems IP LLC, a Florida limited liability company (“NetLab”)) and certain know-how and methods developed by Openfilm that unite elements of the film industry that we believe are of most interest and value to Openfilm’s users in a single location. Openfilm derives revenues from license fees, video advertising, video content syndication, display advertising and membership fees, as well as contest entry fees, as discussed more fully below.

Openfilm has developed an award-winning website that currently showcases over 8,300 films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world. Films are displayed online in high definition (HD) video format and filmmakers are able to upload their films and interact with other users through a networking platform.

Openfilm offers aspiring filmmakers an opportunity to have their work screened by a distinguished group of Hollywood insiders who make up the Openfilm Advisory Board, including actor James Caan (Chairman), actor Robert Duvall, director Marc Rydell and actor and filmmaker Scott Caan. Advisory Board members collectively act as a group of mentors who interact with Openfilm’s premium members through public events and online web chats on a periodic basis. The Advisory Board members also serve as judges for various competitions promoted by Openfilm.

The proprietary technologies and software platform developed for Openfilm has potential applications in other vertical online markets that we believe will enable Openfilm and NetLab to generate revenues through software licensing, market reporting, e-commerce transactions, festival services and/or other similar products and services. We believe that Openfilm is well positioned to capitalize on the independent film market, as well as the online advertising market.

Openfilm Growth Strategy

Openfilm intends to grow its membership base organically and also acquire online properties with targeted communities to increase the membership and traffic to openfilm.com. We believe that increasing traffic to openfilm.com will lead to a network effect and provide an enhanced value proposition for advertisers and festivals that will lead to increasing their purchase of services from openfilm.com. Openfilm also intends to seek out partners that can help reach a larger audience.

Revenue Streams

Openfilm generates revenue from licensing software technology, third-party advertising on openfilm.com and, to a lesser extent, membership subscriptions.

Openfilm monetizes its video content library through targeted advertising based on direct sales and distribution of films uploaded by its members. Openfilm usually charges CPM (cost per 1,000 views) rates for video and banner ad placements throughout the site.

Openfilm sells licenses to the NetLab-owned Launchpad software. Major clients that licensed the Launchpad software during 2011 included Nokia.

Openfilm also generates revenues from premium monthly subscriptions to openfilm.com ranging from $2.95 to $9.95 per month.

Openfilm Distribution Arrangements

Openfilm has secured distribution partnerships to create additional exposure and potential revenue sources for both Openfilm and its filmmaker members. These partnerships include arrangements with TiVo, Inc. – owner of the TiVo digital video recording device, MiniWeb Technologies Limited – a 9 million member TV/Internet video distribution services company based in the UK (which released an application called Woomi for Samsung “internet-ready” TVs and DVD players that also allows Openfilm content to be viewed by these devices), Boxee, Inc. – a digital device company that provides Internet and social applications through TV sets, Verizon FIOS, Blinkx and Roku. Most of these distribution arrangements permit Openfilm and its filmmakers to distribute content that includes embedded advertising that can yield additional revenues to Openfilm and its filmmaker members. Openfilm also has an agreement with HCCTV (Houston Community College Television on local Comcast channel 12), a Houston-based cable channel with over 700,000 subscribers.

Music1 and A&R Music Live

Music1, LLC owns 97% of the membership interests in A&R Music Live, LLC (which operates Arlive.com) and is currently working on developing business opportunities with its domain name, music1.com. Music1, LLC, through its subsidiary A&R Music Live, is engaged principally in the discovery, education and promotion of new and emerging musical artists. A&R Music Live provides an artist discovery service called the A&R Live Hookup Service.

A&R Live Hookup Service

A&R Live Hookup Service (Arlive.com) provides unsigned artists, producers and songwriters (collectively, “Artists”) an opportunity to speak directly with record company personnel (also known as A&R (artist and repertoire)) responsible for scouting, signing and recording of artists on a record company roster, learn the music business and have their music reviewed live by record company A&R professionals and receive feedback and the possibility of a record company contract. Users of this service come from all over the world and pay a fee for access to industry A&R professionals, and can participate by phone, Internet or mobile devices. Arlive.com currently supports and promotes the following music genres: Adult Contemporary, Alternative, Christian, Country, Dance, Gospel, Hip Hop, Jazz, Neo-soul, Pop, Rap, R&B and Rock.

The A&R Live Hookup Service has hosted more than 2,900 online music listening sessions and workshops with top industry executives since 2001. Even Grammy award-winning recording artists, such as India Arie and TLC, have used Arlive.com services to advance their careers before they became top industry acts. Other attendees of listening sessions and workshops have landed major label production work and television licensing deals that featured their music on internationally broadcasted TV shows on MTV and Oprah’s Oxygen network. Most recently, Emphatic, a rock band from Omaha, Nebraska, signed a major record deal with Atlantic Records as a result of having their music showcased on the A&R Live Hookup Service.

Record executives and alumni who have reviewed music on the A&R Live Hookup Service have worked with some of the biggest names in the American music industry. Since 2001, A&R professionals from, or formerly associated with, the following companies have reviewed music from aspiring talent on the A&R Live Hookup Service: Aftermath Entertainment, Asylum Records, Atlantic Music Group, ASCAP, Bad Boy Entertainment, BMG Publishing, BMI, Capitol Records, Cherry Lane Music Publishing, Compadre Records, Def Jam Recordings, Disney Music Publishing, Geffen Records, Island Def Jam Records, Hidden Beach Recordings, Interscope Records, J-Records, Jive Records, Koch Records, Maverick Records, Motown Universal, Music World Entertainment, MTV’s The Real World, RCA Music Group, SESAC, Shady Records, So So Def, Interscope, Universal Music Group, TVT Records, Verity-Gospel Centric Records, Warner Bros. Records and others. In some cases, A&R Music Live may pay a small stipend to A&R professionals for their appearance at a listening session or workshop.

Revenue Streams

A&R Music Live currently derives revenue from music review transaction services, which are described more fully below.

Future revenue streams are expected to be derived from advertising and targeted marketing/sponsorship arrangements, selling access to social analytic data, music review services, music licensing and publishing, MP3 sales and membership subscriptions for premium services.

—	Music Review Services – Arlive.com offers Artists several ways to have their music reviewed by record company A&R professionals:

o	A&R Live Hookup Service is a workshop and music review session that enable Artists to speak live with record company A&R professionals, learn the music business, pitch their Arlive.com promotional profile, and have their music heard for possible record deal consideration and receive immediate feedback. Each A&R Live Hookup session includes a moderator, record company A&R professionals and up to 10 Artists. The A&R Live Hookup Service is hosted by phone teleconference through the Arlive.com website. Record company A&R professionals review Artists’ music, answer questions about the industry and career options, and provide insider tips on how to manage their careers and maneuver through the music industry process. A&R interest in an Artist will typically result in follow-up requests for content and discussions relating to the Artist’s career path. Artists pay a registration fee on Arlive.com to attend A&R Live Hookup sessions. Record company A&R professionals may be paid a small stipend for their time, consultation and participation. Attendee registration fees are determined by the level of participation (e.g., view-only, content upload and review, etc.) and the number of songs an Artist chooses to have reviewed in addition to the workshop segment.

o	VIP Private 1-off Hookup is an exclusive one-on-one A&R Live service that includes a music consultant, one attendee and a record company A&R professional, in which an Artist can talk one-on-one with record company A&R, learn the music business and have their music heard for deal consideration and receive immediate one-on-one feedback. These sessions average approximately 45 minutes and involve up to four Artist songs. The A&R Live follow-up system automates and manages the exchange of music and follow-up between an Artist and an interested record company A&R professional. Artists pay a registration fee to participate, create a promotional profile and upload their music, photos, videos and biographical information. Record company A&R professionals may be paid a small stipend for their time, consultation and participation.

o	Quick Demo Review, which is licensed to Music1, LLC from Stephen Strother, enables an Artist to register, upload his or her music and receive a recorded music review by a specific record company A&R professional. Attendees can register and upload up to three songs for review by a record company A&R professional. Reviews are conducted generally within three to 10 business days and feedback is provided through the Quick Demo Review system. If an A&R professional is interested in an Artist’s music, the professional may request additional submissions from the Artist through the A&R Live follow-up system which automates and manages the exchange of music and follow-up between Artists and record company A&R professionals. Registration fees are charged depending on the number of songs uploaded by the Artist. Record company A&R professionals may be paid a small stipend for their time, consultation and participation.

—	Social analytic data – Arlive.com provides marketing and fan tracking data through paid premium services to Artists and members of Arlive.com to help identify the demographics of their fan bases. Arlive.com enables advertisers to reach and target their audiences more effectively by providing general demographic data of members and visitors to the Arlive.com website.

—	Talent placement fees – Arlive.com provides talent placement services bringing together Artists and A&R professionals for possible collaboration. If a project or contractual relationship develops, then Arlive.com is typically entitled to a fee generally based on a percentage of the value of the project or contract, which is standard in the music industry.

—	Music licensing – Arlive.com intends to enter into music licensing agreements with its most talented Artists, who have created original content. We expect to begin doing this by the end of fiscal 2012. A&R Music Live intends to provide licensing services on behalf of Artists and assist in the distribution of content in exchange for royalty fees.

A&R Music Live expects to release an upgraded version of the Arlive.com website in the third quarter of 2012. With these upgrades, we plan to make the proprietary music review technology, screening systems and music licensing available through mobile phones and viral promotion widgets across popular social-media websites. We also plan to launch on the site during 2012 a new music social networking community, which will extend artist discovery beyond record executives to include fans.

—	MP3 E-commerce sales – Similar to other popular online music distribution models, A&R Music Live’s platform allows Artists to sell and distribute their own content through the Arlive.com website. Artists are given the opportunity to sell their content at any price determined by them. A&R Music Live receives a small fee for each sale. Additionally, Arlive.com can offer Artists a variety of distribution models, including mobile downloads to other devices and platforms.

—	Premium services membership fees – Arlive.com offers Artists and member’s two levels of membership enrollment. Free membership allows users to upload music and videos and comment on content of other members and Artists, and rate content submissions. Premium membership allows members all of the benefits of free membership plus the opportunity to retain MP3 sales profits, access to a comprehensive database of music festivals, control of privacy settings on how their content is used, the ability to participate in contests via the Arlive.com website, the option to sell mobile versions of their music content, receive social and fan tracking analytics on the usage of their content and have this data transmitted to record company partners and prospects to gauge fan preference and loyalty, access to detailed earnings reports and other analytics relating to the member’s content, and assistance with direct sales of digital versions of content.

Current Market Environment

The IFPI Digital Music Report has documented the evolution of the digital music sector worldwide for nine years. According to the IFPI Digital Music Report 2012, “[t]he largest international legitimate digital music services are present today in no fewer than 58 countries – this number has more than doubled in the last twelve months. Consumer choice has been revolutionized, as new models for consuming and accessing music are rolled out in new and existing markets. The number of paying subscribers to services such as Spotify and Deezer has leapt in the last twelve months, from an estimated eight to more than 13 million. At the same time, cloud-based services, such as iTunes Match, have become a reality in the marketplace, helping drive the popularity of music downloading. The truth is that record companies are building a successful digital music business in spite of the environment in which they operate, not because of it. Figures in this report show that more than one in four internet users globally regularly access unlicensed sites that contain copyrighted music.” – IFPI Digital Music Report 2012.

Technology has made it possible for independent artists to economically create a substantial amount of music and place it online. It has also shifted physical music distribution to digital via mobile and Internet platforms resulting in a huge reduction in headcount throughout the industry. Record company A&R departments have downsized to cut costs resulting in fewer personnel to filter through an upsurge in the volume of new music enabled by technology. Music supervisors for TV, film and gaming also have a challenge of screening through the overwhelming amount of new and available music. The result is a gridlock of unsigned talent seeking opportunity and leaving the best music untapped, a growing unemployed industry workforce and record businesses losing market share.

The IFPI Digital Music Report 2012 Summary of Statistics documented:

•	20 million – tracks were licensed by record companies to digital music services
•	500+ Digital Music Services licensing music
•	30% – of record company revenues were invested in A&R and marketing
•	32% – the proportion of record companies’ global revenues from digital channels
•	10%, 5% and 8% – growth rate of global digital music revenues from 2009-2011 ($4.6 B, $4.8 B to $5.2 B) respectively
•	Digital album sales growth +19% in the U.S., +27% in the UK, +23% in France, global estimation +23%
•	Estimated global paying subscribers to music subscription services globally is up 38% from 8.2 million to 13.4 million

Aspiring artists and the artist discovery base have been energized by the growth of digital music services (IFPI Digital Music Report 2012), international TV showcases such as American Idol, X-factor and The Voice, and online success stories of recent phenom recording artists like Justin Bieber, discovered through viral marketing on YouTube.

We believe the opportunity is in DIY (do-it yourself) systems - providing music shopping, digital music education and fan-generation services to aspiring talent to help them monetize their content, music review and screening technologies to filter the best music for talent discovery and digital music services and fan generation.

We believe that Arlive.com is uniquely qualified to service the filtered music market with more than 16 years of developing and implementing music review, filtering and feedback systems. A&R Music Live has hosted more than 2,800 teleconference music review sessions with top record company A&R and facilitated personal music critiques to over 12,000 artists from 41 countries.

Motorsport.com

Motorsport.com, Inc. is a news and information service that operates a website (motorsport.com) that distributes content related to the motor sports industry to racing enthusiasts all over the world. The website features a graphic-based interface and is a database-driven site with a multi-channel navigation structure, including, News, Features, Photos, Statistics, Directory, Online Competitions and Forums. In the past decade, motorsport.com has established its reputation as a reliable source of news and content by covering major international racing series and events. Motorsport.com won the American Auto Racing Writers and Broadcasters Association (AARWBA) Award for Best Professional Racing Website for seven straight years (2004 to 2010).

Motorsport.com has been in operation for over twelve years and is a mature online media company with an established brand name. According to Google Analytics, motorsport.com received approximately 21 million page views in 2011 from 2 million unique visitors (an average of approximately 1.75 million page views per month from approximately 166,667 unique visitors per month).

Content

Most of the content on motorsport.com is in text format (news articles, stories, race reports, interviews, feature stories) and photo images, as well as statistical information. In 2011, motorsport.com featured approximately 17,000 news articles, approximately 112,000 photo images and approximately 1,800 videos. As of March 2012, motorsport.com has an archived content database of approximately 375,000 news articles (dating back to 1994), approximately 1,280,000 photos (dating back to 1901) and approximately 2,000 videos. The photo content is obtained from motorsport.com regular photographers, guest photographers, copyright-free for media use photo material (primarily from race teams, events, drivers, series, manufacturers, etc.) and photo agencies.

News content is obtained from Motorsport.com staff, regular contributors, special guest contributors, press releases and other press material from race teams, events, drivers, series, manufacturers and news organizations. Magazine content is obtained primarily from motorsport.com regular contributors, and, to a lesser extent, from special guest contributors. Most news content is provided in advertising supported formats. Motorsport.com also offers free email newsletters sent on a daily basis to subscribers.

Statistical content is derived primarily from publicly available records and databases.

The motorsport.com website also hosts various forums where racing enthusiasts can participate in real-time discussions and share stories, opinions and photos with others in the forum community.

Growth Strategy

We believe that, through our proprietary online platforms and technologies developed initially for Openfilm, we can evolve motorsport.com into a multimedia destination for motor racing enthusiasts and advertisers on the Internet and mobile devices. During 2011, we expanded motorsport.com’s media offerings to include video content and brand leveraging similar to that employed by Openfilm. We believe that we can increase the brand and traffic of motorsport.com and obtain additional content and partnerships with companies that are looking for additional distribution channels and cross promotion opportunities. We have established relationships with YouTube and others pursuant to which we syndicate our content out for potential revenue opportunities and exposure. We also believe that we can provide a compelling value proposition for advertisers on motorsport.com.

With our proprietary technologies and know-how, we are now offering user generated content on motorsport.com in the form of uploaded racing related videos and images and more interactive features. During 2012, we plan to add the capabilities for users to place comments at various points within a video upload and other users to be able to preview and then jump forward to that point if they find the comments of interest. Users will be able to cross reference their content with content already found on the website, thus generating more views using relevant navigation by other users. For example, a captured photo of an event can be uploaded and tagged, which can be automatically matched and distributed to those users on the website that our proprietary system determines would be interested in the photo based on similar preferences and other criteria.

Motorsport.com is developing social media content and tools, both online, offline and at race events, which will enable users to follow their favorite profiles, users, teams, drivers, tracks and sponsors, as well as, other control and interactive features. During 2011, we launched a few teams and profiles that users can follow, which we plan to expand the number of during 2012.

Revenue Streams

Advertising

Motorsport.com revenues are derived primarily from display advertising placement on the website. Motorsport.com currently partners with Google AdSense in America and Xprima in Canada with respect to display advertising. Motorsport.com seeks to leverage the technologies and relationships developed by Openfilm to increase the CPM return on traffic generated through the motorsport.com website and is developing additional advertising programs.

Motorsport.com plans to offer racing related classified ads as a means of offering a value-added service for our users and increasing revenue by offering to sell related services such as premium ad placement, bold headlines, additional photos, and other premium ad services.

Subscription Services

Additional subscription-based revenue streams are being developed that will offer users multiple levels of membership, including premium content, personal fan pages, e-mail accounts, fantasy racing, product promotion and other services. Merchandise will also be showcased throughout the website based on relevancy, navigation and interest preferences determined by our proprietary systems.

Yapik

Yapik LLC is developing and deploying a peer-to-peer communication and bartering application and service for mobile devices operating within and around colleges and universities. Additional goals of Yapik LLC include developing a virtual currency to broaden usage and provide new digital experiences with 3rd party goods and services. We have launched a beta test version of the Yapik mobile application on Android and iOS platforms at Florida International University, University of Florida and University of Miami with plans to launch at up to 10 additional universities if the beta launches prove successful.

LegalGuru

LegalGuru LLC is developing a video-centric, legal information portal (legalguru.com) that will allow licensed attorneys (or Gurus) to brand themselves by posting relevant information content related to each attorney’s respective practice concentration. We are preparing to launch legalguru.com in the second quarter of 2012. LegalGuru’s proprietary search algorithm allows the delivery of targeted search results optimized to display local attorneys to the user. LegalGuru will be launched as an Internet website and plans to have mobile applications for both iOS and Android smart phones by year-end 2012.

LegalGuru will seek to generate revenue from up to five different sources: membership fees, connection fees, white label content fees, partner fees and video production fees. We expect that certain revenue will be derived from the user portion of the site and others from the site when an attorney is logged in and viewing the functionality related to the attorney’s account and related content (the dashboard).

Membership Fees – LegalGuru will be open to any licensed attorney in the United States. We plan to charge attorneys a monthly membership fee depending on the level of functionality desired, initially expected to range from $29 to $99 per month.

Connection Fees – LegalGuru’s proprietary video player has built-in functionality that will permit a user to instantly contact an attorney or his or her law firm via click-to-call, click-to-chat, click-to-email or click-to-visit the attorney’s or law firm’s web site. Each time a user selects a method to connect with and attorney or law firm and the connection is completed, the attorney’s account will be charged for the connection.

White Label Content Fees – LegalGuru will produce video content on a wide variety of legal topics that will be available to our attorney member base on a month-to-month basis. While the content would be the same in every geographic area (or zip code), the sponsoring attorney’s firm logo would be displayed based on the viewing user’s location and the contact functionality on the video player will correspond to the law firm sponsoring the content. The amount charged for each piece of content per month would be set by the sponsoring attorney, but our platform would allow other attorneys who want to sponsor each piece of content to bid for and potentially outbid the initial sponsoring attorney for the sponsorship.

Partner Fees – LegalGuru will establish separate partner categories, some on both the user site and the attorney dashboard and others on only the user site or only the attorney dashboard. We intend to sell each available category on a geographic basis. For example, the user site may have categories such as chiropractic, pain management, bail bonds, legal documents, etc. Each user zip code (as identified by the user’s Internet address or self-identified by the user) can have a unique advertiser or one advertiser could sponsor an entire county, state or country. Similar to the functionality for white label content, a new sponsor who is willing to pay more for a particular geographic area can bid for and potentially outbid the current sponsor in an auction format. This is intended to help ensure, once the system is fully operational, a true market price of each piece of inventory (category and geographic area).

Video Production Fees – LegalGuru, through a vendor agreement with StudioNow, Inc., an AOL company, will offer a complete video production solution for attorneys who want to produce professional quality video clips. The attorney would select the quantity and category of videos on the site, pay for the selected videos and the production of the videos would then be scheduled, coordinated, recorded, edited and approved using a LegalGuru labeled automated solution.

LegalGuru has at least three different types of target customers: practicing attorneys as “Gurus”; Internet users who seek legal information; and advertisers who want to reach either users focused on legal searches or attorneys as sponsors of content.

Proprietary Technologies

We generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in our intellectual properties. Although Openfilm and other customers use NetLab’s proprietary technologies and other products in object code form, no assurance can be given that unauthorized third parties will not be able to copy such software. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours. We could incur substantial costs in defending our rights to our intellectual properties in litigation brought by third parties, or in seeking a determination of the scope and validity of the proprietary intellectual property rights of others.

In connection with our acquisition of Openfilm, we transferred certain intellectual property assets of Openfilm to our wholly-owned subsidiary, Netlab Systems, LLC, a Florida limited liability company (and subsequently assigned those assets to NetLab Systems IP LLC, a Florida limited liability company), in order to better protect and manage our proprietary technologies and further exploit them for other vertical markets. Each of the proprietary technologies used by Openfilm is subject to a Technology Transfer and License Agreement with NetLab. For more information, see “Licensing Arrangement between Openfilm and NetLab” below.

The Openfilm contest management system, called Launchpad (licensed from NetLab), uses various methods and algorithms to conduct and manage online contests of any form. The system enables Openfilm to offer third party branded online contests, with robust backend functionality that allows control of the contest with minimal technical training. Launchpad controls offer contest hosts the ability to receive, filter and judge submissions in a quick and easy manner. Submissions can be in the form of video files, audio and other common digital formats. The system is designed to provide scalability in functionality and application processing. Launchpad can be modified for other contest applications. Launchpad includes a comparison module, which allows individuals to upload their content and match the content to current and upcoming contests in the database, thus ensuring compatibility with format and other contest criteria.

Although we believe that film festivals are a natural fit for employing the Launchpad platform, as it can help them reduce administrative expenses and streamline the submission and judging process, it can also be an effective tool in the corporate and education sectors and other areas that may need a resource or talent management system.

Subconscious user behavior tracking is another proprietary system owned by NetLab, which monitors viewers as they interact with Internet websites. Content on sites and services are coded using mathematical algorithms to arrange content based on its collective and/or average evaluations. The resulting data gathered through user experiences can be used in a variety of ways. This preference monitoring system will assist Openfilm’s advertising clients in directed marketing campaigns and will provide Openfilm with effective and reliable audience participation in its offerings. NetLab engineers are developing similar applications and technical trials for use in Motorsport’s and Music1’s prototypes.

Openfilm currently offers, to a limited extent, video with programmable story lines that allow content creators to offer interactive experiences for their viewers, such as selection of alternative movie endings. The Openfilm interactive system (licensed from NetLab) allows digital product placement of any branded item into any frame of content. We believe that dynamic tracking of the insertion and user interaction may help advertisers better determine what frames within videos to place their brand for maximum exposure and return on investment.

Music Brain (developed and licensed by NetLab) is a tool for predicting musical user preferences based on visual user preferences. The voting for songs and images, and other metrics are used to identify user preferences and apply them in other intuitive situations. Music Brain suggests playlists and songs for a particular user based on prior preference metrics and behaviors. Music Brain utilizes advanced mathematical algorithms and implements psychological models for accurate prediction of song preferences and general music interests.

During 2011, NetLab developed additional technology that allows Artists’ music to be automatically distributed to listeners through Music Brain based on behaviors, navigation, preferences and interaction with content on the website. This product is currently in a beta test phase.

Other Technology Advancements

Openfilm utilizes a submission processing system (licensed from NetLab), which converts videos into a high definition (HD) format and allows publication in multiple resolutions. Additionally, Openfilm products and services provide a wide array of tools that allow content owners to enhance and control various aspects of the distribution and viewing process and to generate analytical reports.

Development Team

Our technology development team consists of more than 40 staff engineers. The majority of the team has been working together for the past four years to enhance the Openfilm website and develop new proprietary features that will bring additional functionality to users and revenue sources to Openfilm, as well as Motorsport, Music1, Yapik and LegalGuru. Our technology development is conducted primarily in facilities located in Dnepropetrovsk, Ukraine and Moscow, Russia through the Company’s wholly-owned subsidiary Netlab Systems, LLC. We believe that overall research and development costs are significantly less than what the costs would be for comparable facilities and staff in the United States.

Licensing Arrangement between Openfilm and NetLab

In connection with our acquisition of Openfilm and the transfer of certain technologies to Netlab Systems, LLC, Openfilm and Netlab Systems, LLC entered into a Technology Transfer and License Agreement dated December 14, 2010 (which was subsequently assigned to NetLab Systems IP LLC) whereby Openfilm has been granted a perpetual, non-exclusive license to use, modify and enhance certain of the NetLab technologies used in conjunction with the Openfilm website. Openfilm is required to pay to NetLab a license fee equal to five percent of the gross revenue generated by Openfilm’s use of the licensed NetLab technologies. The initial term of this arrangement is 10 years with automatic one year renewals unless sooner terminated in the event of breach or upon 30 days prior written notice after the initial term.

License Agreement with Stephen Strother

In connection with our acquisition of Music1 (and its subsidiary A&R Music Live, and the domains Arlive.com and Music1.com), Stephen Strother entered into a License Agreement dated February 1, 2011 with Music1 granting Music1 a world-wide royalty-free license and rights to use certain technology and other intellectual property owned by Mr. Strother, including the Quick Demo Review technology, which enhances the functionality of the Arlive.com online services, and Around the Block, which is an online music video series utilizing technology developed by Mr. Strother.  This License Agreement provides that it will remain in effect so long Mr. Strother’s employment agreement with us continues (including any renewals thereof). Mr. Strother’s employment agreement commenced November 1, 2010 for an initial term of two years and automatic one-year renewals thereafter unless notice of termination is given at least 30 days prior to the end of a term. Mr. Strother may be terminated prior to the end of a term for “cause” as defined in the employment agreement.

Product Development

We believe that our future success depends in part upon the timely enhancement of existing products and the development of new applications, products and services. We are currently developing new software products and live services relating to information management with broad applications in commercial markets and enhancing existing products to improve price and performance, expand product capabilities, simplify user interfaces, help define and support emerging industry standards, and develop interoperability with most products and devices commonly used in our targeted markets.

For the twelve months ended December 31, 2011 and the nine months ended December 31, 2010, the research and development (which we refer to as product development) expenses of the Company were approximately $113,159 and $0, respectively.

Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and the interpretation of which are often uncertain. The LegalGuru service is designed so as to not subject us to the various federal and state laws that regulate attorney referrals, attorney advertising, consumer data retention and privileged communications. However, since Openfilm, LegalGuru, Motorsport, Music1 and Yapik collect, or intend to collect, certain information from members and users on their respective websites, such entities will be subject to current and future government regulations regarding the collection, use and safeguarding of consumer information over the Internet. These regulations and laws may involve taxation, tariffs, user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection and online payment services. It is not clear how existing laws governing many issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet and e-commerce.

There are a number of legislative proposals that are anticipated or pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. Many states, for example, have already passed laws requiring notification to subscribers when there is a security breach of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business.

Legislation could be passed that limits our ability to use or store information about our users. The Federal Trade Commission (the “FTC”) and various states have established regulatory guidelines issued under the Federal Trade Commission Act and various state acts, respectively, that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines. For example, we disclose that we collect a range of information about our users, such as their names, email addresses, search histories and activity on our platform. We also use and store such information primarily to personalize the experience on our platforms, provide customer support and display relevant advertising. While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to user information for other purposes.

We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretations change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our (or others’) use of their information, among other changes.

Competition

Openfilm

Many of the companies with whom Openfilm competes or expects to compete have substantially greater financial resources, research and development capabilities, sales and marketing staffs and distribution channels and are better known than Openfilm. We believe that the principal factors affecting Openfilm’s ability to compete are the accessibility, functionality and ease of use of the Openfilm website, and the compelling nature of the value proposition to advertisers and brands, as well as, the performance and features of the Openfilm platform and other applications and solutions offered by Openfilm, the effectiveness of marketing efforts, the success of its video contests and film production and distribution abilities and pricing of membership and other offers. Openfilm believes that it can successfully differentiate itself from its competitors due to the proprietary technologies licensed from NetLab, its focus on independent filmmakers and their content, and the celebrities who make up the Openfilm Advisory Board.

We believe that the proprietary technologies (licensed from NetLab), which are utilized by Openfilm are not commonly found in the online video-sharing world and thus provide a distinct competitive advantage for Openfilm primarily because of the ability of Openfilm to deploy customized solutions for its members, advertisers and others.

A&R Music Live

The A&R Music Live website (Arlive.com) competes for users with a variety of web-based companies in its market, some of which are larger and more established, including Purevolume (USA), an artist discovery and promotion website, Reverbnation, an Artist discovery and social networking site, iTunes’ Ping, an Artist discovery, social networking and e-commerce site, MySpace (USA), also the home of MySpace Music, which offers a growing catalogue of streaming audio and video content, and other music content sharing websites and social entertainment marketing websites.

A&R Music Live competes by educating its members through innovative webinars and career-building resources for the new digital music industry and connecting them with music executives for a professional assessment and entertainment employment opportunities for their talents. We believe that A&R Music Live’s competitive edge is with its talent discovery processes, which have been developed over 20 years through A&R Music Live’s understanding of aspiring artists’ profiles; its established relationships with record executives, providing artists with a vehicle to shop their talents; its proprietary music review (critique) technology and screening systems; and its customer service processes developed for the unique needs of aspiring talent.

Motorsport

Motorsport.com competes with other websites aimed at motorsport fans, providing news, event photos and merchandise. According to Alexa.com, as of March 7, 2012, motorsport.com was ranked 62,017 for most trafficked websites world-wide, 24th in relation to all racing related websites (out of 4,542) and 4th in relation to all racing news and media websites (out of 150). The rank is calculated using a combination of average daily visitors and page views over the past month (February) among Internet users that have the Alexa.com toolbar installed.

Motorsport.com competes with other, well-established companies, such as Autosport.com, based in the UK and part of Haymarket Publishing, which has the advantage of viewer support from traditional weekly print magazines, including Autosport magazine and F1 Racing magazine, and Crash.net, which is an online media publishing house and multimedia agency (Crash Media) that also has the support of publications like Autocourse, Rallycourse and Motocourse. Additionally, Motorsport.com competes with websites that are sponsored by cable TV channels, such as Speedtv.com, a U.S.-based motorsport portal that has the advantage of support from its related cable TV channel in the U.S. and Canada. Other competitors of Motorsport.com include racing series sites (Formula1.com, NASCAR.com, etc.), sports websites that also cover motor racing (espnf1.com, BBC Sport, sports.yahoo.com, itv.com F1 Sport, etc.), and vertical motor racing sites that focus on only one form of racing ( jayski.com , Planet F1, etc.). Motorsport.com also competes with hundreds of smaller websites and independent blogs.

Motorsport.com competes primarily on the basis of the content and services offered, the relevance of news and photos, reliability, brand loyalty, functionality and ease of use of website features, and in the future, the perceived value and cost of premium membership and other fee-based services.

Yapik

Yapik currently competes with other bartering services such as Craigslist.org, as well as the Classifieds section of Facebook. We expect that Yapik will compete primarily on the basis of the services offered, functionality and ease of use of website features.

LegalGuru

LegalGuru is expected to compete with the many already available attorney directories, attorney and law firm blogs and other attorney information available on the Internet, as well as attorney referral services and attorney and law firm advertising generally. We expect that LegalGuru will compete primarily on the basis of the services offered, functionality and ease of use of website features.

Employees

Our total headcount at March 15, 2012 was 70 people.

Of such 70 people, 10 were consulting and 60 were full-time employees.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, as well as the preceding “Business” section of this Report, before engaging in any transaction in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and/or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment.

Risks Related to Our Business:

Our financial condition creates doubt whether we will continue as a going concern. If we do not continue as a going concern, investors may lose their entire investment.

Since our inception, we have incurred significant operating losses, and, as of December 31, 2011, we had an accumulated deficit of approximately $51.3 million and a working capital deficit of approximately $2.5 million. We incurred losses totaling $24.9 million and $3.1 million for the 12 months ended December 31, 2011 and the nine months ended December 31, 2010, respectively. While we believe we have sufficient capital resources to fund our current operations through the end of May 2012, we will require additional capital to develop our business operations. We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC and our Chairman and Chief Executive Officer, Mike Zoi (as a result of his controlling interests in TGR Capital, LLC and Enerfund, LLC), to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. As of the date this Report was filed with the Securities and Exchange Commission, management expects that our cash flows from operations and remaining proceeds from a $2 million investment in the Company by Kenges Rakishev, which closed on February 23, 2012 (see “Liquidity and Capital Resources” in Part II, Item 7 of this Report), will be sufficient to meet our financial requirements through the end of May 2012. Management currently believes that we will require an additional $4 million in financing to continue operations as currently conducted and to pay for currently anticipated capital expenditures over the next 12 months. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

Since April 1, 2010, we have pursued a strategy to develop and acquire applications, services and technologies for use in our Internet media products and services. We completed our first significant acquisition in furtherance of that strategy on December 14, 2010. There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to successfully develop our operations, you may lose your entire investment. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including the need for significant additional capital requirements and management’s potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with developing our Internet websites, technologies and operations. We also face the risk that we may not be able to effectively implement our business plans and strategies. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they come due.

Our management has identified continued material weaknesses in our internal controls as of December 31, 2011, which, if not properly remedied, could result in material misstatements in our financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As further described in Item 9A of this Report, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011: (i) inadequate written policies and procedures; (ii) inadequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions; (iii) we do not have a functioning audit committee; (iv) we have deficiencies in our testing of internal controls; (v) we have limited financial personnel, information technology infrastructure and other resources; and (vi) our management has limited ability to monitor the design and operating effectiveness of our internal controls. These material weaknesses impede the ability of management to implement remedial measures and oversee our internal control over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. If we are not able to adequately address the material weaknesses in our internal controls, it is possible that a material misstatement of our annual or interim financial statements will not be timely prevented or detected. Any failure in preventing or detecting a material misstatement of our annual or interim financial results could have a material adverse effect on our stock price and on our results of operations, could make it more difficult for us to obtain additional financing as needed and could have additional material adverse consequences.

We rely on traffic to our Internet websites from search engines like Google, Yahoo! and Bing. If our websites fails to rank prominently in unpaid search results, traffic to our websites could decline (or may not increase to the extent desired), which could adversely affect our business prospects.

Our success depends in part on our ability to attract users of our websites through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how to, or otherwise be in a position to, influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites (or failure to increase the number of users directed to our websites) could adversely affect our business prospects and results of operations.

If we fail to generate and maintain sufficient high quality content on our websites, it may negatively affect the amount of traffic to our websites and, as a result, our revenue and business prospects.

Our success depends on our ability to provide consumers with high quality content on our websites. In addition, we may not be able to provide users the information they seek if the information on our websites is not up-to-date. If we are unable to provide consumers with the information they seek, or if they can find equivalent content on other websites or publications, they may stop or reduce their use of our websites or we may not be able to increase their use of our websites. If our user traffic declines, we may have more difficulty attracting third parties to advertise on our websites, which would negatively affect our revenue and business prospects.

If we fail to increase the number of advertisers on our websites, our revenue and business prospects will be harmed.

In the year ended December 31, 2011, substantially all of our revenues were generated by the sale of premium services (subscription and pay per view fees), licensing fees (primarily from Launchpad) and advertising. However, in the future, we plan to increasingly generate most of our revenues from advertising. As a result, our ability to grow our business depends on our ability to maintain and expand our base of viewers and advertisers on our websites. To do so, we must convince prospective advertisers of the benefits of our product and services offerings, including those who may not be familiar with our products or services. We must also convince existing and prospective advertisers alike that our advertising products and services will benefit them. Many of these businesses may be more accustomed to using more traditional methods of advertising, such as newspapers, magazines or print yellow pages directories. Failure to maintain and expand our base of advertisers on our websites could harm our revenue and business prospects.

We may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, declining advertising budgets, closures and bankruptcies. If our advertisers increase their rates of non-renewal or if we experience significant advertiser attrition or contract breach, or if we are unable to attract new advertisers in numbers greater than the number of advertisers that we lose, our client base will decrease and our business prospects, financial condition and results of operations would be negatively affected.

We expect to face increased competition in the market for attracting advertisers to our websites.

The market for attracting advertisers on Internet websites is intensely competitive and rapidly changing. With the ongoing emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television, and other media companies; Internet search engines, such as Google, Yahoo! and Bing; and various other online service providers. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, larger existing user bases and substantially greater financial, technical and other resources. Our competitors may use these advantages to offer products or services similar to ours at a lower price, develop different products or services to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Amazon, Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings, and many of our advertisers and potential advertisers may choose to purchase online advertising services from these or other competitors and may reduce their purchases of our products and services. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for online advertising increases, new competitors, business models and solutions are likely to emerge. For all of these reasons, we may be unable to grow or maintain the number of businesses that use our advertising solutions, in which case our business prospects, financial condition and results of operations will be negatively affected.

If we fail to adequately protect or enforce our intellectual property rights, competitors may create and market products and services similar to ours. In addition, we may be subject to intellectual property litigation and infringement claims by third parties.

Our ability to compete effectively is dependent in part upon the proprietary nature of our technologies and software platform. We generally intend to rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in our intellectual properties. We have applied for patents and we own trademarks through our wholly-owned subsidiary NetLab Systems IP LLC and certain of our operating subsidiaries have license arrangements to use those inventions, technologies and services. Although we attempt to protect our proprietary technologies through trade secrets, patents, trademarks and license and other agreements, these may be insufficient. In addition, if we license our software to non-U.S. countries, because of differences in foreign laws concerning proprietary rights, our intellectual properties may not receive the same degree of protection in non-U.S. countries as they would in the United States. Although our subsidiaries and other customers will utilize our proprietary software in object code form, no assurance can be given that unauthorized third parties will not be able to copy such software. We may not always be able to successfully protect or enforce our proprietary properties against competitors, which may materially adversely affect our business prospects, financial condition and results of operations. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours, which also could materially adversely affect our business prospects, financial condition and results of operations.

In addition, although we do not believe that our intellectual properties infringe the rights of others and while to date we have not been subject to such claims, we may be exposed to, or threatened with, future litigation by other parties alleging that our technologies infringe their intellectual property rights. Any intellectual property claims, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property claim could require us to pay damages and/or stop using our technologies and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others. In order to avoid these restrictions, we may have to seek a license. Such a license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our technologies and may be unable to compete effectively. Any of these adverse consequences could have a material adverse effect on our business prospects, financial condition and results of operations.

In addition, from time to time we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to the terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business prospects. Any disputes with our licensees, potential licensees or other third parties could materially adversely affect our business prospects, financial condition and results of operations.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have built our current business primarily through acquisitions of intellectual property and other assets. We intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

Poor perception of our brand, business or industry could harm our reputation and adversely affect our business prospects, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our owned and operated websites, which depends in part on our reputation within the industry and with consumers. Because our business is transforming traditional content creation and distribution models and is therefore not easily understood by casual observers, our brand, business and reputation is vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. We may be the subject of unflattering reports in blogs, video blogs and the media about our business and our model. While disruptive businesses are often criticized early on in their life cycles, we believe we are more frequently targeted than most because of the nature of the business we are disrupting—namely the traditional broadcast, print and publication media. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and freelance content creators, which could materially adversely affect our results of operations, financial condition and business.

The expansion of our owned and operated websites into new areas of consumer interest, products, services and technologies subjects us to additional business, legal, financial and competitive risks.

An important element of our business strategy is to grow our network of owned and operated websites to cover new areas of consumer interest, expand into new business lines and develop additional services, products and technologies. In directing our focus into new areas, we face numerous risks and challenges, including increased capital requirements, long development cycles, new competitors and the requirement to develop new strategic relationships. We cannot assure you that our strategy will result in increased net revenues or net income. Furthermore, growth into new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be adversely affected.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our websites are accessible.

It is important to our success that users in all geographies be able to access our websites at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our websites, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our websites are unavailable when users attempt to access them or they do not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract users and advertisers. We expect to continue to make significant investments to maintain and improve the availability of our websites and to enable rapid releases of new content and features. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technologies and network architecture to accommodate actual and anticipated changes in technology, our business prospects and operating results may be adversely affected.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretations, and could result in claims, changes to our business practices, increased cost of operations or declines in user growth or engagement, or otherwise harm our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and the interpretation of which are often uncertain. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, or could otherwise have an adverse impact on our business.

Our business is subject to the risks of hurricanes, floods, fires and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from hurricanes, floods, fires, power losses, telecommunications outages, terrorist attacks, acts of war, human errors, break-ins and similar events. Our U.S. corporate offices are located in Miami, Florida, which is an area that is at high risk of hurricane and flood damage. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. The servers that we use through various third party service providers are not located in Miami, Florida but may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential information. Such service providers may not have sufficient protection or recovery plans in certain circumstances, and our insurance may not be sufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our advertisers’ businesses, which could have an adverse effect on our business prospects, operating results and financial condition.

We are effectively controlled by Mike Zoi, our Chairman and Chief Executive Officer. Mr. Zoi’s interests may conflict with the interests of our outside stockholders, who may be unable to influence management and exercise control over our business.

Mike Zoi, our Chairman and Chief Executive Officer, owns, in combination with the holdings of entities that he controls, approximately 86.7% of our issued and outstanding common stock as of March 15, 2012. As a result, and in addition to having de-facto control over all key elements of the day to day operations of our business, Mr. Zoi can be viewed as having de-facto control over corporate actions requiring shareholder approval, including but not limited to: (i) electing and removing directors, (ii) amending or preventing amendment of our certificate of incorporation or bylaws; (iii) selling all or substantially all of our assets, and (iv) merging with another entity. This concentration of ownership could be disadvantageous to shareholders with interests that might vary from those of Mr. Zoi and adversely affect the price that investors might be willing to pay in the future for our securities.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business prospects, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising spent by businesses, which may be disproportionately affected by economic downturns. To the extent that the current economic slowdown continues, or worldwide economic conditions materially deteriorate, our existing and potential advertising clients may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have generally resulted in reductions in advertising spending. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising clients as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our websites. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If consumer spending declines, businesses may be less likely to advertise on our websites, which could have a material adverse effect on our business prospects, financial condition and results of operations.

Risks Related to Our Securities:

Our historic stock price has been volatile and the future market price of our common stock is likely to continue to be volatile. Further, the limited market for our shares contributes significantly to the high volatility in the market price of our common stock. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the last two completed fiscal years, the market price for our common stock has ranged from $0.01 to $1.05. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the market for our common stock is limited, which contributes significantly to that volatility, and we cannot assure you that a larger or more liquid market will ever be developed or maintained. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

Our operating results and financial condition may fluctuate which could negatively affect the price of our stock.

Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and the market price of our common stock may be negatively affected. The following factors, among others, may contribute to the variability of our quarterly and annual results and negatively affect the market price of our common stock:

•	our ability to attract new advertisers and retain existing advertisers;
•	the effects of changes in search engine placement and prominence of our websites;
•	the effects of increased competition on our business;
•	our ability to successfully expand in existing markets and enter new markets;
•	the impact of worldwide economic conditions, including the resulting effect on consumer spending and the level of advertising spending by businesses;
•	our ability to protect our intellectual property;
•	our ability to maintain and increase traffic to our websites;
•	our ability to keep pace with changes in technology;
•	the success of our sales and marketing efforts;
•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
•	changes in government licensing and regulation affecting our business;
•	interruptions in service and any related impact on our reputation;
•	the attraction and retention of qualified employees and key personnel;

•	our ability to choose and effectively manage third-party service providers;
•	the impact of fluctuations in currency exchange rates;
•	our ability to successfully manage and integrate any acquisitions of businesses, solutions or technologies;
•	the effects of natural or man-made catastrophic events;
•	changes in consumer behavior;
•	our ability to increase the effectiveness of our internal controls; and
•	changes in our tax rates or exposure to additional tax liabilities.

We may sell equity securities in the future, which would cause dilution.

We may sell equity securities in the future to obtain funds for general corporate or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity securities will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

We incur increased costs as a result of being a public company.

As a public company, we currently incur significant legal, accounting and other expenses not incurred by private companies. If our stock becomes listed on The NASDAQ Stock Market or any other exchange, then we will incur significant additional compliance expenses. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by federal statutes, Securities and Exchange Commission rules, other government regulations affecting public companies and/or stock exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate internal controls, processes and reporting procedures, which will increase our expenses and adversely affect our operating results and financial condition.

We may fail to qualify for continued quotation on the OTCQB electronic quotation system, which could make it more difficult for investors to sell their shares.

Our common stock is currently quoted on the OTCQB electronic quotation system, which is the middle tier of the OTC Markets. There can be no assurance that quotation of our common stock on the OTCQB will continue. In the event that our common stock fails to qualify for continued quotation on the OTCQB, our common stock could thereafter only be quoted on the OTC Pink market, which is the bottom tier of the OTC Markets. Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock, and our common stock would become substantially less attractive to certain purchasers such as certain financial institutions, hedge funds and other similar investors.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to, among others, companies whose common stock is not listed on The NASDAQ Stock Market or another national securities exchange or whose common stock trades at less than $5.00 per share, subject to certain exceptions. Such rules require, among other things, that brokers who trade “penny stock” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Because our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 6,500 square feet of office space in Miami, Florida at annual rent of $187,785. The current lease term expires December 31, 2012. Our corporate headquarters and the operations of Openfilm, Music1, Motorsport, NetLab, Yapik and LegalGuru are conducted at this location. We believe that this facility is adequate for our anticipated needs.

Netlab Systems, LLC Ukrainian representative office leases approximately 3,200 square feet of office space in Dnepropetrovsk, Ukraine, where it conducts primarily website development activities, at annual rent of approximately $31,200. The current lease term expires March 31, 2013. We believe that this facility is adequate for our anticipated needs.

Netlab Systems, LLC Russian representative office leases approximately 1,200 square feet of office space in Moscow, Russia, where it conducts website development activities, at annual rent of approximately $42,000. The current lease term expires December 1, 2014. We believe that this facility is adequate for our anticipated needs.

Splinex, LLC (Russia) has a contract with Ural Federal University pursuant to which we pay $80,000 per year in exchange for workspace and collaborative efforts on certain research activities. Of such amount, the estimated cost of the workspace is 23%, or $18,400, per year. This contract expires September 30, 2012.

Item 3. Legal Proceedings.

On August 30, 2011, NueMeta LLC filed a demand for arbitration against the Company to be conducted in Chicago, Illinois in accordance with the Commercial Dispute Resolution Procedures of the American Arbitration Association. The claimant alleged that it was owed $152,400 under an agreement pursuant to which it was to perform certain software development and other services for the Company. On January 12, 2012, the Company entered into a Settlement Agreement with NueMeta LLC pursuant to which the Company paid to NueMeta LLC $5,000 and the arbitration proceeding was terminated and the agreement between the Company and NueMeta LLC was terminated.

Neither the Company nor any of its subsidiaries is currently a party to any pending legal proceeding, nor is any of their respective property the subject of a currently pending legal proceeding. None of the Company’s directors, officers or affiliates or any of their respective associates is involved in a proceeding adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTCQB market under the symbol “NETE.” For the periods indicated, the following table sets forth the high and low prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2011		Fiscal 2010*
Quarter Ended	High	Low	High	Low
March 31	0.55	0.01	0.15	0.15
June 30	0.55	0.06	0.15	0.09
September 30	1.05	0.01	0.09	0.01
December 31	0.60	0.03	0.03	0.01

* Note: On November 11, 2010, our Board of Directors adopted a resolution changing our fiscal year end from March 31 to December 31.

Holders

As of March 13, 2012, the Company’s common stock was held by approximately 284 stockholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company’s transfer agent is Island Stock Transfer.

Dividends

The Company has not declared any dividends during the last two fiscal years. The Company has no present intention of paying any cash dividends on its common stock in the foreseeable future, as any earnings will be used to help generate growth. The decision on the payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon the Company’s earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in the Company’s certificate of incorporation or bylaws that restrict it from declaring dividends.

Recent Sales of Unregistered Securities

During the fiscal quarter ended December 31, 2011, Net Element issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All of the below unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and comparable exemptions under applicable state securities laws. Except as expressly set forth below, the individuals and entities to which the Company issued securities are unaffiliated with the Company. For each of such sales, no advertising or general solicitation was employed in selling the securities. The sales were made to a limited number of persons, all of whom had a substantive preexisting relationship with the Company, its directors or its executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act. Each of the below security holders who is not a Net Element executive officer represented that he, she or it is an accredited and sophisticated investor, capable of analyzing the merits and risks of the investment, and that he, she or it understands the speculative nature of the investment and each had access to the Company’s Securities and Exchange Commission filings.

On October 24, 2011, the Company entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC (a company that is wholly-owned by the Company’s Chairman and Chief Executive Officer, Mike Zoi) in the principal amount of $1.6 million. Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this Report and the discussion under “Forward-Looking Statements” on page i at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of this Report.

Overview

We are currently pursuing a strategy to develop and/or acquire technology and applications for use in the online media industry. In furtherance of this strategy, we acquired Openfilm, LLC on December 14, 2010 and Motorsport, LLC and Music1, LLC on February 1, 2011. Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC are together referred to in this Report as “Music”). We developed and launched in the fourth quarter of 2011 a beta test version of the Yapik mobile application on Android and iOS platforms and we are developing and preparing to launch the website legalguru.com in the second quarter of 2012. See “Development of Business” in Part I, Item 1 of this Report.

We believe that our technology platforms and development expertise will enable us to enhance the digital distribution of content in a variety of industries. Accordingly, we are exploring the possibility of acquiring other Internet portal properties and companies with similar goals of connecting people in various vertical markets, such as the medical, educational and sports markets. From time to time, we may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements. Our policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with our equity securities, which may result in substantial dilution to existing stockholders.

On November 11, 2010, we changed our fiscal year end from March 31 to December 31. Accordingly, our first full 12-month fiscal year ran from January 1, 2011 through December 31, 2011. The nine-month period from April 1, 2010 through December 31, 2010 is presented as comparative financial information. Accordingly, 2011 reflects twelve months of operations as an online media company and “fiscal 2010” reflects the nine month transition period from April 1 through December 31, 2010 when we had no significant operations until we acquired Openfilm, LLC on December 14, 2010.

Management recognizes that we must raise capital sufficient to fund our business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue operations, of which there can be no assurance. See “Going Concern” and “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our significant accounting policies are described more fully in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Capitalized Website Costs.   We capitalize certain software development costs. Generally, costs for developing website application and infrastructure, creating the initial graphics of the website, and adding upgrades and enhancements are capitalized whereas costs for planning, adding content, and operating the website are expensed as incurred. Net capitalized website costs are recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over the expected useful life of the website. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists.

Revenue.  We recognize revenue when the persuasive evidence of an arrangement exists, no significant company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. We recognize revenue on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Additionally, fee revenue from transactions on our affiliate marketing networks are recognized on a net basis where we act as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers.

Results of Operations for the Twelve Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010

We reported a net loss of $24,853,100, or $(0.03) per share, for the twelve months ended December 31, 2011 as compared with a net loss of $3,101,146, or $(0.01) per share, for the nine months ended December 31, 2010.

Net revenues consist of license fees, advertising fees, membership fees and other service fees. Net revenues were $183,179 for the twelve months ended December 31, 2011 as compared to $242 for the nine months ended December 31, 2010. Revenues for the twelve months ended December 31, 2011 were primarily from Music ($76,393), Openfilm ($73,426) and Motorsport ($28,152). Net revenues generated during the nine months ended December 31, 2010 reflect net revenues received from Openfilm from the acquisition date of December 14, 2010 through December 31, 2010. Music revenues consist primarily of premium service fees earned by providing feedback on music submitted by users for review by music executives. Openfilm’s net revenues during that period were primarily licensing fees from Launchpad and advertising revenues. Motorsport revenues were primarily advertising revenues.

Source of Revenue	2011	2010
License Fees	$51,599	$0
Advertising	41,025	242
Subscription and Pay per View	91,083	0
Less: Revenue sharing	(528)	0
	$183,179	$242

Operating expenses totaled $25,238,951 for the twelve months ended December 31, 2011, as compared to total operating expenses of $3,104,423 for the nine months ended December 31, 2010. Most of total operating expenses in each of such periods consisted of general administrative expenses. For the twelve months ended December 31, 2011, general and administrative expenses were $23,831,750, or 94.4% of total operating expenses during that period. For the nine months ended December 31, 2010, general and administrative expenses were $3,066,261, or 98.8% of total operating expenses during that period. The components of our general and administrative expenses are discussed below.

Cost of revenues represents direct costs of generating revenues, including commissions, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the twelve months ended December 31, 2011 was $596,389 as compared to $38,162 for the nine months ended December 31, 2010 as a result of there being limited operations during the nine months ended December 31, 2010.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities. Business development expenses were $385,714 for the twelve months ended December 31, 2011 as compared with $0 for the nine months ended December 31, 2010 as the Company had limited operations during the 2010 period. For the twelve months ended December 31, 2011, business development expenses were primarily attributable to corporate activities ($317,197), Yapik ($12,380) and Motorsport ($41,916). Business development expenses attributable to corporate activities related primarily to our sponsorship and participation in the Ferrari Challenge (whereby we contracted to pay $50,000 per year in cash and provide $200,000 per year in advertising value on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over two race seasons). Yapik business development expenses related primarily to on campus marketing efforts. Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items.

General and administrative expenses were $23,831,750 for the twelve months ended December 31, 2011 as compared to $3,066,261 for the nine months ended December 31, 2010.  General and administrative expenses for the twelve months ended December 31, 2011 and the nine months ended December 31, 2010 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

General and Administrative Expenses Summary Comparison:
Category	Twelve Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Variance
Non-cash compensation expense from subscription agreements and share based compensation	$19,350,902	$2,216,391	$17,134,511
Salaries and Benefits	3,104,261	465,127	2,639,134
Professional fees	671,936	226,285	445,651
Rent	247,953	37,970	209,983
Filing fees	32,708	35,604	(2,896)
Other expenses	423,990	84,884	339,106
Totals	$23,831,750	$3,066,261	$20,765,489

Non-cash compensation expense from subscription agreements and share based compensation was $19,350,902 for the twelve months ended December 31, 2011 compared to $2,262,224 for the nine months ended December 31, 2010. The non-cash compensation expenses were higher for the twelve months ended December 31, 2011 as compared with the nine months ended December 31, 2010 primarily due to the intrinsic value charges from the stock issued pursuant to the Enerfund Subscription Agreement (as described below), the increased use of stock options as compensation for contractors, advisors and employees in 2011 and the acquisition of Openfilm late in the year (December 14, 2010).

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for the issuance of 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants. Since Enerfund is owned by an officer/director, we recorded a compensation charge of $18,920,000 during the twelve months ended December 31, 2011, which is comprised of the Black-Scholes value of the warrants ($6,600,000) and the intrinsic market value of the common stock issued ($12,320,000). For the nine months ending December 31, 2010, compensation charges included the $560,000 (discussed above) for the Enerfund Subscription Agreement (2010 portion), $1,620,787 for our first subscription agreement (as amended) with TGR Capital, LLC, $25,464 for vesting options during the year and $10,140 for shares for services.

Salaries and benefits expenses were $3,104,261 for the twelve months ended December 31, 2011 compared to $465,127 for the nine months ended December 31, 2010. Salaries and benefits for the twelve months ended December 31, 2011 were higher than for the nine months ended December 31, 2010 due to an increase in Net Element, Inc. (Corporate) headcount mostly in November and December 2010, the shortened fiscal year period in 2010, the acquisition of Openfilm late in the year (December 14, 2010) and the addition of several new web properties during 2011 (including LegalGuru, Yapik, Music and Motorsport). Salaries and benefits attributable to Net Element, Inc. (Corporate) and the properties or subsidiaries of the Company for the twelve months ended December 31, 2011 versus the nine months ended December 31, 2010 were as follows:

Web Property / Group of Properties	Salaries and Benefits for the Twelve Months Ended December 31, 2011	Salaries and Benefits for Nine Months Ended December 31, 2010
Net Element Inc. (Corporate)	1,568,945	392,742
LegalGuru	54,476	-
Yapik	115,534	-
NetLab & Zivos (Engineering)	880,947	49,470
Music	202,219	-
Motorsport	35,459	-
Openfilm/Launchpad	246,681	22,915
Total	3,104,261	465,127

Professional fees were $671,936 for the twelve months ended December 31, 2011 compared to $226,285 for the nine months ended December 31, 2010, as follows:

	Twelve Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Variance
General Legal	$161,070	$3,465	$157,605
SEC Compliance Legal Fees	84,304	93,940	(9,636)
Accounting and Auditing	83,160	86,761	(3,601)
Tax Compliance and Planning	73,529	7,500	66,029
Consulting	254,873	19,269	235,604
Consulting - Financial Reporting Controls	15,000	12,870	2,130
Other	-	2,480	(2,480)
Total	$671,936	$226,285	$445,651

General legal expenses increased in 2011 primarily due to business development work in China and Russia, which totaled approximately $100,000. For 2011, we also spent $20,941 to establish Cayman operations and $11,729 to defend the Company in a California employment matter. Tax compliance and planning expenses increased $66,029 due to increased tax compliance efforts in 2011 and an increased number of tax returns / information returns required to be prepared.

Consulting fees increased $235,604 in 2011 primarily due to consulting fees for Motorsport ($91,303), Music ($64,259), Yapik ($25,895), LegalGuru ($25,623) and $27,500 paid for consulting related to the development of additional advertising revenues.

Rent expenses were $247,953 for the twelve months ended December 31, 2011 compared to $37,970 for the nine months ended December 31, 2010. The increase in rent expenses was primarily due to our move to new corporate headquarters in mid-November 2010 at a higher monthly rent ($15,648 per month under the new lease versus $1,000 per month under our prior lease).

Filing fees consist of printing costs associated with SEC filings and registration fees paid to various states. Filing fees were $32,708 for the twelve months ended December 31, 2011 compared to $35,604 for the nine months ended December 31, 2010.

Interest expense for the twelve months ended December 31, 2011 was $171,319 as compared to $0 for the nine months ended December 31, 2010. For 2011, we had interest expense primarily related to several loans made by Enerfund, LLC to the Company or its subsidiaries to fund operations at the end of 2010 and during 2011, as described under “Liquidity and Capital Resources” below.

Other expenses totaled $45,942 for the twelve months ended December 31, 2011 compared to other income of $2,946 for the nine months ended December 31, 2010. Other expenses for the twelve months ended December 31, 2011 related primarily to the write-down of our investment in Korlea-TOT. For the nine months ended December 31, 2010, other income was primarily attributed to contest fees from Openfilm.

Going Concern

Net Element had a net loss of $24,853,100 for the twelve months ended December 31, 2011 and a net loss of $3,101,146 for the nine months ended December 31, 2010 and further losses are anticipated. We had negative cash flow from operations of $4,979,221 for the twelve months ended December 31, 2011, and had an accumulated deficit of $51,274,033 and stockholders’ deficiency of $5,223,624 at December 31, 2011. Our ability to continue operating is limited without continued availability of financing, of which there can be no assurance. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We are dependent on continued funding by entities controlled by our Chairman and Chief Executive Officer, Mike Zoi (including through Enerfund, LLC and/or TGR Capital, LLC), of which there can be no assurance, as Mr. Zoi is not obligated to continue such funding. We will need to raise additional funds by the end of the second quarter of 2012 in order to continue operations. See also “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

At December 31, 2011, we had an accumulated deficit of $51,274,033, a working capital deficit of $2,483,921 and cash of $83,173. We had a net loss of $24,853,100 for the twelve months ended December 31, 2011 and a net loss of $3,101,146 for the nine months ended December 31, 2010, and further losses are anticipated. We had negative cash flow from operations of $4,979,221 for the twelve months ended December 31, 2011 and negative cash flow from operations of $1,519,972 for the nine months ended December 31, 2010.

We are dependent upon receiving funds from our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our Chairman and Chief Executive Officer, Mike Zoi. Pursuant to a Subscription Agreement entered into with TGR Capital, LLC dated August 7, 2008, as amended on January 12, 2010, TGR Capital was obligated to invest up to $4,000,000 to fund our working capital requirements in exchange for up to 200,000,000 shares of our common stock and warrants to purchase up to 100,000,000 shares of our common stock with an exercise price of $0.05 per share. The shares and warrants were issued quarterly and we recorded an appropriate compensation expense as necessary based on the fair value of the securities on the last day of each fiscal quarter (the date of issuance). At December 31, 2010, TGR Capital had fulfilled its investment obligations under that Subscription Agreement, as amended.

On December 10, 2010, Openfilm entered into a loan agreement with Enerfund, LLC in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31. The loan matures on December 10, 2012 with accrued and unpaid interest due at that time. The balance due under this loan at December 31, 2011 was $1,667,020.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC pursuant to which we received an aggregate of $2,000,000 in exchange for the issuance of 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants.

On February 1, 2011, we purchased all of the equity interests in Motorsport, LLC from Enerfund, LLC. As consideration for that acquisition, we paid to Enerfund $130,000 (excluding a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations of Motorsport, LLC under a Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC would acquire all of the equity interests in Motorsport.com, Inc. At the time of our acquisition of Motorsport, LLC, pursuant to the December 17, 2010 Stock Purchase Agreement, Motorsport, LLC had already acquired 80% of the outstanding common stock of Motorsport.com, Inc., although Motorsport, LLC remained obligated under the Stock Purchase Agreement to pay an aggregate of $450,000 to the sellers in four quarterly installments beginning on December 1, 2013. Pursuant to an amendment to the Stock Purchase Agreement dated January 10, 2012, that payment obligation was amended to provide that: (i) Motorsport, LLC must pay to the sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) the Company must issue to the sellers an aggregate of 1,333,333 shares of its common stock. The initial $75,000 installment was paid by the Company and the Company issued such 1,333,333 shares of its common stock to the sellers. The sellers have a security interest in the Internet domain names of Motorsport.com, Inc. as collateral for the Company’s and Motorsport’s remaining payment obligations.

The December 17, 2010 Stock Purchase Agreement provided Motorsport, LLC an option until December 16, 2018 to purchase the remaining 20% of the outstanding common stock of Motorsport.com, Inc. for a price per share of between $0.1075 and $0.1435 (or an aggregate of between $400,330 and $534,394) depending upon when the option was exercised, payable in either cash or shares of preferred stock of Motorsport.com, Inc. having an equivalent value. If the option were exercised before December 17, 2015, then the purchase price for the remaining 20% interests would have been $0.1075 per share, or an aggregate of $400,330. Pursuant to the January 10, 2012 amendment to the Stock Purchase Agreement, Motorsport, LLC exercised its option to acquire the remaining 20% interests for a purchase price consisting solely of the Company’s issuance to the sellers of an aggregate of 3,333,333 shares of its common stock.

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $186,808.

On February 1, 2011, we purchased all of the equity interests in Music1, LLC from Enerfund, LLC for an aggregate purchase price of $15,000. We were required to invest at least $500,000 in Music1 by December 31, 2012, which requirement was met during the fourth quarter of 2011. In the event Mr. Strother’s employment agreement is terminated other than for cause (or by Mr. Strother for “good reason”) on or before May 7, 2012, then Mr. Strother would have the right to repurchase A&R Music Live, LLC (and the domains Arlive.com and Music1.com) for $1.00.

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued and unpaid interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $131,827.

With an effective date of March 29, 2011, we entered into a joint venture arrangement (the LegalGuru JV Agreement) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000. As of December 31, 2011, we have invested $609,411 in LegalGuru LLC and Mr. Wolfe has invested $21,279 in LegalGuru LLC. We agreed that Mr. Wolfe will be the Chief Executive Officer and Chairman of LegalGuru LLC and agreed to pay him a salary of $10,000 per month in cash and/or stock beginning in March 2011 ($5,000 to be paid by the Company for services provided to the Company on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business). Beginning June 16, 2011, Mr. Wolfe’s salary was reduced to $8,000 per month. Upon launch of the website and commencement of commercial operations (currently expected in the second quarter of 2012), we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC. Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances. The term of this agreement was for six months and provided for monthly remuneration of $14,000 and 5,000 shares of our common stock with an option by the Company to renew for successive six-month periods. This agreement was modified to provide for monthly remuneration in July 2011 of $7,000 and 5,000 shares. August and September 2011 were revised to $6,500 per month plus 5,000 shares per month. Beginning in October 2011, we agreed to same terms, as revised, on a month to month basis.

On April 15, 2011, we entered into a two-year cross advertising transaction with Ferrari North America, Inc. whereby we contracted to pay $50,000 per year in cash and provide $200,000 per year in advertising value on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over two race seasons. This arrangement provides us with marketing outreach and exposure to potential investors. The agreement stipulates that the Ferrari Challenge must advertise on any Net Element website within one year from date of execution. Accordingly, we will recognize $200,000 in advertising revenue as Ferrari utilizes the advertisements. Of the total cash expense of the sponsorship ($100,000 over two years), $50,000 was recognized as a charge to operations over the five month period May to September 2011 during the Ferrari Challenge. Additionally, the Company recorded a $200,000 expense during 2011 for the value of website services provided in exchange for the sponsorship.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000. The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014. The loan may be pre-paid at any time without penalty. Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Enerfund has funded the full amount of this note and the balance at December 31, 2011 was $2,000,000.

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik LLC in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011. The related party investor, who is employed by Yapik, has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik LLC into 1,500,000 shares of common stock of the Company.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (Stratuscore), from its selling shareholder, Denise Muyco (who is the spouse of our President and Chief Operating Officer, Richard Lappenbusch), in exchange for the issuance of 10 million shares of our common stock. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind that transaction. The 10 million shares of our common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred by the Company through December 31, 2011 ($196,557), are reflected as advances in our consolidated balance sheets. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue the Company a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from a bona fide third party in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1.6 million. The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014. The note may be pre-paid at any time without penalty. Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share. This loan was fully funded at December 31, 2012.

On February 2, 2012, the Company into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 666,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 666,667 shares of common stock of the Company with an exercise price of $0.25 per share; (iii) a three-year warrant to purchase up to an additional 666,667 shares of common stock of the Company with an exercise price of $0.50 per share; and (iv) a three-year warrant to purchase up to an additional 666,666 shares of common stock of the Company with an exercise price of $1.00 per share.

On February 23, 2012, the Company entered into a Subscription Agreement pursuant to which it sold 13,333,334 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000.10, or $0.15 per share. Pursuant to the Subscription Agreement, the Company granted Mr. Rakishev the right to participate in any equity-based financing of the Company so long as Mr. Rakishev and his affiliates beneficially own greater than 5% of the Company’s common stock, as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder. In connection with that participation right, Mr. Rakishev may elect to purchase all or any part of any equity or equity-based securities proposed to be issued by the Company in any financing transaction.

On February 24, 2012, the Company entered into a Shareholder Rights Agreement (the “Shareholder Rights Agreement”) with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC. The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC are directly or indirectly owned and controlled by Mike Zoi. Pursuant to the Shareholder Rights Agreement, the Shareholders agreed to certain corporate governance matters pertaining to the Company and the Company granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees (collectively, the “Holders”). Upon demand by any of the Holders, the Company agreed to register from time to time with the Securities and Exchange Commission for resale (i) all shares of common stock of the Company from time to time owned by Mark Global Corporation, Kenges Rakishev or any other person or entity controlled by Kenges Rakishev, and (ii) all shares of common stock of the Company from time to time owned by TGR Capital, LLC, Mike Zoi or any other person or entity controlled by Mike Zoi. The Company also granted the Holders piggyback registration rights with respect to all of such shares. The Company agreed to bear substantially all expenses incidental to the registration rights granted pursuant to the Shareholder Rights Agreement. The Shareholder Rights Agreement is not effective until 12:01 a.m. (New York time) on the first business day immediately following the date on which Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock.

As a result of our history of recurring losses and our accumulated deficit and stockholders’ deficiency, the audit report of our independent registered public accounting firm as of December 31, 2011 contains a statement expressing substantial doubt as to our ability to continue as a going concern. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance. We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR Capital and Enerfund) to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. As of the date this Report was filed with the Commission, management expects that our cash flows from operations and proceeds received from the Subscription Agreements of Felix Vulis and Kenges Rakishev described above will be sufficient to meet our financial requirements through the end of May 2012. Management currently believes that we will require an additional $4,000,000 in financing to continue operations as currently conducted and to pay for anticipated capital expenditures over the next 12 months. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business prospects, financial condition and results of operations and may ultimately require us to suspend or cease operations.

Off-balance sheet arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”). The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. The Company does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from Other Comprehensive Income (“OCI”) to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements. The guidance does not change the items that are reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Other than presentational changes, the Company does not anticipate a significant impact to the consolidated financial statements upon adoption in 2012.

In September 2011, the FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company did not early adopt this guidance and does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the report of the independent registered public accounting firm set forth on pages F-1 through F-22 are filed as part of this Report and incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We have contracted to install new financial systems and that process is currently expected to be completed during 2012. We will continue to address deficiencies as resources permit.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company’s internal control over financial reporting:

Control Environment

—	Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2011. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management plans to enhance existing policies and procedures and prepare formal written documentation as appropriate. In addition, there continues to be a lack of consistent review procedures performed by management and also a lack of a formal control design structure for the review of external financial data.

—	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2011. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

—	No Audit Committee: We did not have a functioning audit committee as of December 31, 2011 due to the lack of a sufficient number of independent members on our board of directors. Our entire board of directors acts in place of an audit committee. On December 14, 2011, Felix Vulis was appointed as a new independent member of our board of directors.

Control Activities

—	Testing of Internal Controls: We have identified deficiencies in our testing of internal controls within our key business processes, particularly with respect to our overseas operations, which consist of a research and development facility and personnel in Ukraine and research and development facilities and personnel in Russia. This was primarily due to insufficient financial and personnel resources. Management believes there are control procedures that are effective in design and implementation within our key business processes. However, certain of these processes were not formally tested or adequately documented. Additionally, our overseas managers, while competent in local accounting requirements, do not have expertise with generally accepted accounting principles of the United States.

Information and Communication

—	Timeliness and Adequacy of Financial Reporting Disclosures: Our chief executive officer and our chief financial officer concluded that our internal controls were not effective as of December 31, 2011 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of our limited financial personnel, information technology infrastructure and other resources. However, management believes that, given the size and scope of our business, that all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions. We are currently in the process of installing a new financial system in order to address some of these concerns. We had originally planned to implement the new financial system in 2011 but staff and expense reductions during 2011 extended this process into 2012.

Monitoring

—	Internal Control Monitoring: As a result of our limited financial personnel, management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to implement remedial measures and oversee our internal control over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of the Company and their respective ages, and positions with the Company and certain business experience as of March 15, 2012 are set forth below. Mike Zoi’s niece is married to Dmitry Kozko. Except for the relationship between Messrs. Zoi and Kozko, there are no family relationships among any of the directors or executive officers.

Name	Age	Position	Year Appointed
Mike Zoi	45	CEO & Chairman of the Board of Directors	2007
Felix Vulis	56	Director	2011
Curtis Wolfe	48	Director, Secretary, CEO & Chairman of LegalGuru	2007
James Caan	71	Director	2011
Richard Lappenbusch	43	President, Chief Operating Officer	2011
Dmitry Kozko	28	Director, EVP of Business Development, CEO of Openfilm	2009
Jonathan New	51	Chief Financial Officer	2008
Ivan Onuchin	35	Chief Technology Officer	2010

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of the Company’s Board of Directors.

Mike Zoi has been Chief Executive Officer and Chairman of our Board of Directors since 2007. Mr. Zoi served as a director of Ener1, Inc. from February 2002 to August 2008 and a vice president of Ener1, Inc. from February 2007 to August 2008. Ener1, Inc. is engaged primarily in the business of designing, developing and manufacturing rechargeable lithium-ion batteries and battery pack systems for use in the transportation, grid energy storage and small pack, or consumer cell product markets. In 2006, Mr. Zoi founded and he continues to own 100% of Enerfund, LLC, a Florida limited liability company that owns interests in a variety of high growth businesses focused on technology, alternative energy transportation and real estate. Earlier in his career, Mr. Zoi worked in various capacities relating to international finance and business development.

Felix Vulis has been a director of the Company since December 14, 2011. Mr. Vulis is currently Chief Executive Officer of Eurasian Natural Resources Corporation PLC (“ENRC”) (LSE: ENRC.L), a FTSE 100 company, and has been Chief Executive Officer of ENRC since August 2009.  ENRC is a leading diversified natural resources group with integrated mining, processing, energy, logistics and marketing operations.  Prior to his appointment as Chief Executive Officer of ENRC, Mr. Vulis was Chief Operating Officer of ENRC since December 2006.  Between 2002 and 2006, Mr. Vulis was First Vice President of Eurasia Industrial Association.  Before joining the ENRC group in 2001, Mr. Vulis was President of UNICHEM K, LLC.  From 1990 until 1995 he was President and Chief Executive Officer of AGC Group, Inc.

Curtis Wolfe has been a director of the Company since 2004 except for the period beginning August 31, 2007 and ending December 18, 2007. In addition, since March 29, 2011, Mr. Wolfe has been the Chief Executive Officer and Chairman of LegalGuru LLC, a Florida limited liability company, in which the Company owns a 70% interest and Mr. Wolfe owns a 30% interest. From 2004 to 2007, Mr. Wolfe served as Chief Operating Officer, Executive Vice President and General Counsel of Ener1 Group, Inc., which, during that period, was the largest shareholder of alternative energy company Ener1, Inc. Prior to his involvement with Ener1 Group, Inc., he was a partner in an international law firm based in Miami where he focused on mergers and acquisitions, start-up company financing, franchising and intellectual property. His experience also includes equity and debt offerings and compliance with reporting requirements for publicly traded companies. From 2007 until he joined the Company, Mr. Wolfe was the president of a private business consulting company, Lobos Advisors, assisting start-up businesses in defining their business objectives, strategic goals, and expanding business opportunities. Mr. Wolfe is the founder of WCIS Media, LLC, a company that launched whocanisue.com, an online legal portal where he served as an executive officer from 2007 until 2009. Mr. Wolfe served 11 years in the United States Air Force from 1981 to 1992. Mr. Wolfe has a BIS in English, Mathematics and Latin American Studies from Weber State University and a JD from the University of Iowa College of Law, where he graduated with distinction. He is also a screenwriter and author.

James Caan has been a director of the Company since January 1, 2011. Mr. Caan also has been the Chairman of Advisory Board of Openfilm since October 12, 2009. Pursuant to Mr. Caan’s advisory agreement with Openfilm, Mr. Zoi and Mr. Kozko are obligated to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2013. Mr. Caan is an actor and director working in the film and TV industries for over 40 years and one of the industry’s most renowned talents, having starred in over 80 films.

Richard Lappenbusch has been President and Chief Operating Officer of the Company since February 15, 2011. Prior to joining the Company, Mr. Lappenbusch was Founder and Managing Partner of Novus Ordo LLC, a professional media and technology consulting company from July 2009 until February 2011. From 1993 to 2009, Mr. Lappenbusch held various positions with Microsoft and its affiliated companies, including Director of Global Foundation Services, managing the business and service units of a cloud computing services group; Director of Entertainment & Devices, responsible for analysis of business interests relating to video-on-demand, advertising and subscription services business models; and Director of Strategic Planning of Windows, managing strategic planning of the Windows Client Operating System. From 1999 to 2000, Mr. Lappenbusch was Director of Monitoring, Reporting and Analysis at MSN, where he was responsible for product development focusing on global Internet user monitoring and reporting services. From 1996 to 1999, Mr. Lappenbusch was Director of Operations at MSNBC Interactive News, LLC, a joint venture of GE’s NBC business unit and Microsoft, where he was instrumental in building the Internet operations unit for news production and distribution. From 1993 to 1995, Mr. Lappenbusch was Lead Program Manager at Microsoft Research, responsible for designing and developing interactive television post-production facilities and services. Mr. Lappenbusch received a MPS from New York University’s Tisch School of the Arts in Interactive Telecommunications (ITP), and a BS from the University of Redlands in Business Administration.

Dmitry Kozko co-founded the Company’s subsidiary Openfilm, LLC in 2007 and has been Chief Executive Officer of Openfilm since 2009. Mr. Kozko has been Executive Vice President of Business Development of the Company since December 2010 and a director of the Company since October 24, 2011. From 2007 until 2009, Mr. Kozko was Chief Marketing Officer of Openfilm. During his tenure with Openfilm, Mr. Kozko has been responsible for marketing and sales initiatives, business development, overseeing technological development and capital raising. Prior to co-founding Openfilm, Mr. Kozko was a consultant responsible for developing the business infrastructure and Web presence for companies and clients in the online entertainment, real estate and consumer goods space. Since 2006, Mr. Kozko has provided advisory services to Enerfund, LLC and TGR Capital, LLC (companies controlled by the Company’s CEO, director and controlling stockholder, Mike Zoi) and assisted in evaluating technology-based companies.

Jonathan New has been Chief Financial Officer of the Company since March 10, 2008.  From 2001 to 2003, Mr. New was Chief Operating Officer of Ener1, Inc. From 2004 until it was sold in 2006, Mr. New owned and operated Wholesale Salon Furniture Corp.com, which imported and distributed salon equipment.  Thereafter, until joining the Company, Mr. New provided services to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1, Inc. in 2001, Mr. New held controller and chief financial officer positions with companies including Häagen-Dazs, Virtacon (a web development company), RAI Credit Corporation and Prudential of Florida. Mr. New obtained his BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Ivan Onuchin joined the Company on November 1, 2010 and was appointed Chief Technology Officer of the Company and its subsidiaries on December 14, 2010. From December 2008 through October 2010, Mr. Onuchin was employed with EdgeTech, Inc., an underwater imaging company, as a software engineer responsible for the creation of architecture and software development for a new generation of products for managing advanced underwater sonar imaging systems. From September 2005 until December 2008, Mr. Onuchin was Chief Technology Officer of Helpful Technologies, Inc. and its subsidiaries, a Florida-based software development company providing products that simplify access and navigation to the Internet. Mr. Onuchin’s responsibilities for Helpful Technologies, Inc. included development of break-through technologies allowing users to navigate on the Internet without launching a browser. From February 2004 through June 2005, Mr. Onuchin was the Chief Technology Officer of Splinex Technology, Inc., a predecessor of the Company, which was involved in the development of advanced technologies in the three-dimensional computer graphics industry. Throughout his career, Mr. Onuchin was responsible for the creation of proprietary intellectual property portfolios and managed local and outsourced teams of software developers. Mr. Onuchin has a post-graduate degree from the Russian Academy of Science, where he has also taught classes in advanced mathematics. Mr. Onuchin has also taught at Ural State Technical University and Ural State University.

Director Recommendations

We have not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Committees of the Board of Directors

Our entire Board of Directors currently performs the functions of a nominating committee, compensation committee and audit committee.

The Company does not have an audit committee financial expert as that term is defined in Item 407(d)(5) of Regulation S-K. The Company has not yet identified a suitable nominee to serve as an audit committee financial expert.

Shareholder Rights Agreement

On February 24, 2012, the Company entered into a Shareholder Rights Agreement (the Shareholder Rights Agreement) with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC (collectively, the “Shareholders”). The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC are directly or indirectly owned and controlled by Mike Zoi. As further described below, pursuant to the Shareholder Rights Agreement, the Shareholders agreed to certain corporate governance matters pertaining to the Company and the Company granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees (collectively, the “Holders”).

The Shareholder Rights Agreement is not effective until 12:01 a.m. (New York time) on the first business day immediately following the date on which Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock.

The Shareholders agreed to cause the Board of Directors of the Company to be comprised of not less than four and not more than eight directors. For so long as TGR Capital, LLC, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 5% of the Company’s common stock, TGR Capital, LLC is entitled to nominate one director. For so long as Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 5% of the Company’s common stock, Mark Global Corporation is entitled to nominate one director. For so long as the Shareholder Rights Agreement remains in effect, TGR Capital, LLC and Mark Global Corporation are entitled to nominate two independent directors mutually acceptable to TGR Capital, LLC and Mark Global Corporation. In the event that Mark Global Corporation’s director nominee is unable to attend any meeting of the Board of Directors, Mark Global Corporation is entitled to have another representative attend such meeting in a non-voting observer capacity. In addition, so long as Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock, the Shareholders agreed to cause Mark Global Corporation’s director nominee to be a member of any compensation committee, nominating committee and audit committee that the Board of Directors may establish, in each case to the extent such directors are permitted to serve on such committees under applicable Securities and Exchange Commission rules.

Additionally, the Company agreed to obtain customary director and officer indemnity insurance and the Shareholders agreed to cause the Company’s bylaws to be amended, in a manner acceptable to Mark Global Corporation, to provide mandatory indemnification and advancement of expenses for directors of the Company.

Upon demand by any of the Holders, the Company agreed to register from time to time with the Securities and Exchange Commission for resale (i) all shares of common stock of the Company from time to time owned by Mark Global Corporation, Kenges Rakishev or any other person or entity controlled by Kenges Rakishev, and (ii) all shares of common stock of the Company from time to time owned by TGR Capital, LLC, Mike Zoi or any other person or entity controlled by Mike Zoi. The Company also granted the Holders piggyback registration rights with respect to all of such shares. The Company agreed to bear substantially all expenses incidental to the registration rights granted pursuant to the Shareholder Rights Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file on a timely basis the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Enerfund, LLC, 10% owner	6	7	0
TGR Capital, LLC, 10% owner	1	2	0
Mike Zoi, CEO, Chairman of the Board of Directors and 10% owner	6	7	0
Felix Vulis, Director	1	0	0
Curtis Wolfe, Secretary and Director	1	2	7
Richard Lappenbusch, President and Chief Operating Officer	1	0	6
Dmitry Kozko, CEO of Openfilm	1	2	6
Jonathan New, Chief Financial Officer	1	2	6
Ivan Onuchin, Chief Technology Officer	1	2	6
Dean Lucente, Former Chief Revenue Officer (from May 18, 2011 until November 1, 2011)	0	0	5

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all directors and officers of the Company, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to our Internet website at http://www.netelement.com/code-of-ethics/. We will provide a copy of our Code of Ethics to any person without charge, upon written request to the Company.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2011 and 2010 with respect to all compensation paid to or earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers.” The information provided below is for the twelve months ended December 31, 2011 and the nine months ended December 31, 2010 (i.e., April 1, 2010 through December 31, 2010).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)
Mike Zoi (1),	2011	$350,000	$-	$-	$-	$12,246	$362,246
Chief Executive Officer	2010	$927,348	$-	$-	$-	$-	$927,348
Richard Lappenbusch (2),	2011	$244,506	$50,000	$33,550	$72,500	$5,825	$406,381
President and Chief Operating Officer	2010	$-	$-	$-	$-	$-	$-
Jonathan New,	2011	$105,001	$24,878	$10	$36,233	$8,371	$174,494
Chief Financial Officer	2010	$68,256	$4,874	$-	$-	$-	$73,130

(1)

During the twelve months ended December 31, 2010, Mr. Zoi received $927,348, a portion of which reflects deferred salary from prior fiscal years ($354,848 for fiscal 2009 and $310,000 for fiscal 2008). Salary for fiscal 2010 (nine months) amounted to $262,500. Mr. Zoi also receives health and life insurance benefits available to employees generally.

(2)	Mr. Lappenbusch was appointed President and Chief Operating Officer of the Company on February 15, 2011.

Mike Zoi became Chief Executive Officer on December 17, 2007.  Mr. Zoi is entitled to receive an annual salary of $350,000.

Jonathan New joined us as Chief Financial Officer on March 10, 2008. During 2011, up until March 1, 2011, Mr. New was entitled to receive an annual salary of $91,000 and an annual bonus of $30,000 paid quarterly. Effective March 1, 2011, Mr. New's annual salary was increased to $140,000 per year. Effective June 16, 2011, Mr. New's annual salary was decreased to $112,000. Effective September 1, 2011, Mr. New’s annual compensation was reduced to an annual salary of approximately $56,000 per year and no guaranteed bonus. Subsequently, effective November 16, 2011, Mr. New’s annual base salary was reinstated to $112,000 per year, but with no guaranteed bonus. In connection with the 2011 compensation reductions, the Company granted Mr. New options to purchase up to an aggregate of 278,084 shares of common stock with strike prices between $0.06 and $0.60 per share and a term of five years from the date of issuance.

Richard Lappenbusch joined us as President and Chief Operating Officer on February 15, 2011. In connection with Mr. Lappenbusch’s appointment as President and Chief Operating Officer, the Board of Directors authorized the Company to pay him an annual salary of $300,000 and a bonus of $100,000 ($50,000 to be awarded on December 31, 2011 provided Mr. Lappenbusch was then employed with the Company and $50,000 to be awarded at the discretion of the Board of Directors). Additionally, Mr. Lappenbusch was granted 6,100,000 shares of restricted common stock with vesting as follows: 100,000 shares on February 15, 2012; 4,000,000 shares vesting semi-annually over a three-year period from the date of grant; and 2,000,000 shares upon the Company achieving $20,000,000 in aggregate gross revenues (other than through acquisitions). All unvested shares of common stock are subject to repurchase by the Company for an aggregate of $1.00 in the event of termination of employment in certain circumstances. Additionally, vesting will be accelerated upon the occurrence of an extraordinary transaction that results in a change in control of the Company. In addition, the Company paid Mr. Lappenbusch a signing bonus of $37,000 to cover relocation and housing expenses. Effective June 16, 2011, the Company reduced Mr. Lappenbusch's annual salary to $240,000. Then, effective September 1, 2011, the Company further reduced Mr. Lappenbusch's annual salary to $120,000. In connection with the 2011 compensation reductions, the Company granted Mr. Lappenbusch options to purchase up to an aggregate of 434,943 shares of common stock with strike prices between $0.06 and $0.60 and a term of five years from the date of issuance. Mr. Lappenbusch’s $50,000 bonus that was to be awarded on December 31, 2011 has not yet been paid by the Company.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table summarizes the outstanding equity awards to the named executive officers as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Mike Zoi	-	-	-	$-	-	-	-	-	-
Richard Lappenbusch	125,000	-	-	$0.06	07/29/2015	3,433,333	$2,060,000	-	-
	13,514	-	-	$0.37	08/29/2016
	100,000	-	-	$0.15	09/28/2016
	100,000	-	-	$0.15	10/29/2016
	71,429	-	-	$0.21	11/28/2016
	25,000	-	-	$0.60	12/29/2016
Jonathan New	1,000,000	-	-	$0.16	08/12/2015	-	-	94,000	$5,640
	94,000	94,000	94,000	$0.10	03/28/2021
	58,333	-	-	$0.06	07/29/2015
	6,306	-	-	$0.37	08/29/2016
	46,667	-	-	$0.15	09/28/2016
	46,667	-	-	$0.15	10/29/2016
	22,222	-	-	$0.21	11/28/2016
	3,889	-	-	$0.60	12/29/2016

Director Compensation

Except as described below with respect to Felix Vulis, the Company did not pay any compensation to members of its Board of Directors for their services as such during 2011 or 2010. In connection with the appointment of Felix Vulis as a director of the Company, the Company granted to Mr. Vulis 800,000 shares of restricted stock of the Company, 400,000 shares of which will vest on each annual anniversary of his appointment as a director of the Company. Pursuant to the Shareholder Rights Agreement described under Part III, Item 10 above, the Company agreed to reimburse its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and any committees thereof, including, without limitation, travel, lodging and meal expenses.

2011 Director Compensation Table

The following table further summarizes the compensation paid to the Company’s directors for service as a director during 2011:

Director Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
Mike Zoi	$-	$-	$-	$-	$-	$-	$-
Felix Vulis	$-	$96,000	$-	$-	$-	$-	$96,000
Curtis Wolfe	$-	$-	$-	$-	$-	$-	$-
James Caan	$-	$-	$-	$-	$-	$-	$-
Dmitry Kozko	$-	$-	$-	$-	$-	$-	$-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our common stock as of March 15, 2012 by (i) each person who is known to us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. The holders of our shares of common stock are entitled to one vote for each outstanding share on matters submitted to our stockholders. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Net Element, Inc., 1450 South Miami Avenue, Miami, FL 33130.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of common stock beneficially owned) (1)		Percent of class (1)
Mike Zoi	902,417,232	(2)	90.0%
Enerfund, LLC	827,411,478	(3)	82.5%
TGR Capital, LLC	502,263,749	(4)	58.7%
MZ Capital LLC (Delaware)	45,937,500	(5)	6.1%
Felix Vulis	3,466,667	(6)	*
Curtis Wolfe	4,289,028	(7)	*
James Caan	5,568,421	(8)	*
Dmitry Kozko	25,201,887	(9)	3.3%
Richard Lappenbusch	6,534,943	(10)	*
Jonathan New	2,753,184	(11)	*
Ivan Onuchin	752,458	(12)	*
All directors and executive officers as a group (8 persons)	950,983,820		94.0%

* Less than 1%.

(1)	Applicable percentage ownership is based on 755,674,447 shares of common stock outstanding as of March 15, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Represents: (a) 5,754 shares of common stock held directly by Mr. Zoi; (b) (i) 177,875,000 shares of common stock, (ii) 100,000,000 shares of common stock issuable upon exercise of outstanding warrants, (iii) 32,727,274 shares of common stock issuable upon conversion of outstanding convertible promissory notes, and (iv) 14,545,455 shares of common stock issuable upon exercise of warrants that are issuable upon conversion of an outstanding convertible promissory note, each held by Enerfund, LLC; (c) (i) 402,263,749 shares of common stock, and (ii) 100,000,000 shares of common stock issuable upon exercise of outstanding warrants, each held by TGR Capital, LLC; (d) 45,937,500 shares of common stock held by MZ Capital LLC (Delaware); and (e) 29,062,500 shares of common stock held by MZ Capital LLC (Florida). Mike Zoi shares with each of Enerfund, LLC, TGR Capital, LLC, MZ Capital LLC (Delaware) and MZ Capital LLC (Florida) the power to vote or direct the vote, and to dispose or direct the disposition of, the respective shares of common stock beneficially owned by those entities. In addition to such shares, Mr. Zoi may be deemed to be in a group with Mr. Caan and Mr. Kozko, and thereby deemed to beneficially own any shares that are beneficially owned by Mr. Caan and Mr. Kozko, as a result of Mr. Zoi’s and Mr. Kozko’s agreement with Mr. Caan to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2013.

(3)	Represents: (a) (i) 177,875,000 shares of common stock, (ii) 100,000,000 shares of common stock issuable upon exercise of outstanding warrants, (iii) 32,727,274 shares of common stock issuable upon conversion of outstanding convertible promissory notes, and (iv) 14,545,455 shares of common stock issuable upon exercise of warrants that are issuable upon conversion of an outstanding convertible promissory note, each held directly by Enerfund, LLC; and (b) (i) 402,263,749 shares of common stock, and (ii) 100,000,000 shares of common stock issuable upon exercise of outstanding warrants, each held by TGR Capital, LLC. Enerfund, LLC is the sole member of TGR Capital, LLC. Mike Zoi shares with Enerfund, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by Enerfund, LLC.

(4)	Represents: (a) 402,263,749 shares of common stock; and (b) 100,000,000 shares of common stock issuable upon exercise of outstanding warrants, each held directly by TGR Capital, LLC. Mike Zoi and Enerfund, LLC share with TGR Capital, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by TGR Capital, LLC.

(5)	Mike Zoi shares with MZ Capital LLC (Delaware) the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by MZ Capital LLC (Delaware).

(6)	Represents: (a) 1,466,667 shares of common stock; and (b) 2,000,000 shares of common stock issuable upon exercise of outstanding warrants.

(7)	Represents: (a) 1,000,100 shares of common stock; (b) 288,928 shares of common stock issuable upon exercise of outstanding options; and (c) 3,000,000 shares issuable upon exercise of Mr. Wolfe’s right to convert his 30% interest in our subsidiary LegalGuru LLC into 3,000,000 shares of our common stock.

(8)	In addition to such shares, Mr. Caan may be deemed to be in a group with Mr. Zoi and Mr. Kozko, and thereby deemed to beneficially own any shares that are beneficially owned by Mr. Zoi and Mr. Kozko, as a result of Mr. Zoi’s and Mr. Kozko’s agreement with Mr. Caan to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2013.

(9)	Represents: (a) 24,950,100 shares of common stock; and (b) 251,787 shares of common stock issuable upon exercise of outstanding options. In addition to such shares, Mr. Kozko may be deemed to be in a group with Mr. Zoi and Mr. Caan, and thereby deemed to beneficially own any shares that are beneficially owned by Mr. Zoi and Mr. Caan, as a result of Mr. Zoi’s and Mr. Kozko’s agreement with Mr. Caan to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2003.

(10)	Represents: (a) 6,100,000 shares of common stock; and (b) 434,943 shares of common stock issuable upon exercise of outstanding options.

(11)	Represents: (a) 475,100 shares of common stock; and (b) 2,278,084 shares of common stock issuable upon exercise of outstanding options.

(12)	Represents: (a) 100 shares of common stock; and (b) 752,358 shares of common stock issuable upon exercise of outstanding options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,098,127	$0.14	153,901,873
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	6,098,127	$0.14	153,901,873

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

For the nine months ended December 31, 2010, TGR Capital, LLC (a company that beneficially owns more than 5% of the Company’s common stock and is indirectly wholly-owned by the Company’s Chairman and Chief Executive Officer, Mike Zoi) was issued 101,088,150 shares of our common stock and fully vested warrants to purchase 50,544,075 shares of our common stock for $0.05 per share in exchange for funding of $2,021,763 provided under the terms of a Subscription Agreement.  The shares and warrants purchasable pursuant to this $4,000,000 Subscription Agreement were fully subscribed at December 31, 2010.

On December 14, 2010, we entered into a purchase agreement with the members of Openfilm, LLC.  Mike Zoi, who beneficially owns more than 5% of the Company’s common stock and is our Chairman and Chief Executive Officer, through his control of Enerfund, LLC (which also beneficially owns more than 5% of the Company’s common stock) and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition by us. Pursuant to the Openfilm purchase agreement, we acquired all of the outstanding membership interests in Openfilm by exchanging for such interests an aggregate of 107,238,421 shares of our common stock to the security holders of Openfilm, of which 45,937,500 shares were issued to Enerfund, LLC, 29,062,500 shares were issued to MZ Capital LLC (Florida), 24,950,000 shares were issued to Dmitry Kozko, who is one of our directors, Executive Vice President of Business Development and Chief Executive Officer of Openfilm, and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm. Up until the date of acquisition, Openfilm’s operations were funded primarily by entities controlled by Mike Zoi.

On December 10, 2010, Openfilm, LLC entered into a loan agreement with Enerfund, LLC (a company wholly-owned by the Company’s Chairman and Chief Executive Officer, Mike Zoi) in the principal amount of $1,667,020. The annual interest rate is 5% payable annually on December 31. The loan matures on December 10, 2012 with accrued and unpaid interest due at that time. The balance due under this loan at December 31, 2011 was $1,667,020.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC pursuant to which we received an aggregate of $2,000,000 in exchange for the issuance of 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants.

On February 1, 2011, we purchased all of the equity interests in Motorsport, LLC from Enerfund, LLC. As consideration for that acquisition, we paid to Enerfund $130,000 (excluding a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations of Motorsport, LLC under a Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC would acquire all of the equity interests in Motorsport.com, Inc. At the time of our acquisition of Motorsport, LLC, pursuant to the December 17, 2010 Stock Purchase Agreement, Motorsport, LLC had already acquired 80% of the outstanding common stock of Motorsport.com, Inc., although Motorsport, LLC remained obligated under the Stock Purchase Agreement to pay an aggregate of $450,000 to the sellers in four quarterly installments beginning on December 1, 2013. Pursuant to an amendment to the Stock Purchase Agreement dated January 10, 2012, that payment obligation was amended to provide that: (i) Motorsport, LLC must pay to the sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) the Company must issue to the sellers an aggregate of 1,333,333 shares of its common stock. The initial $75,000 installment was paid by the Company and the Company issued such 1,333,333 shares of its common stock to the sellers. The sellers have a security interest in the Internet domain names of Motorsport.com, Inc. as collateral for the Company’s and Motorsport’s remaining payment obligations.

The December 17, 2010 Stock Purchase Agreement provided Motorsport, LLC an option until December 16, 2018 to purchase the remaining 20% of the outstanding common stock of Motorsport.com, Inc. for a price per share of between $0.1075 and $0.1435 (or an aggregate of between $400,330 and $534,394) depending upon when the option was exercised, payable in either cash or shares of preferred stock of Motorsport.com, Inc. having an equivalent value. If the option were exercised before December 17, 2015, then the purchase price for the remaining 20% interests would have been $0.1075 per share, or an aggregate of $400,330. Pursuant to the January 10, 2012 amendment to the Stock Purchase Agreement, Motorsport, LLC exercised its option to acquire the remaining 20% interests for a purchase price consisting solely of the Company’s issuance to the sellers of an aggregate of 3,333,333 shares of its common stock.

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31.  The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $186,808.

Also on February 1, 2011, we purchased all of the equity interests in Music1, LLC from Enerfund for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests in A&R Music Live, LLC. Music1, LLC purchased its interest in A&R Music Live, LLC from Stephen Strother, the Founder and President of Music1, on November 8, 2010. The remaining 3% of the membership interests in A&R Music Live, LLC is owned by Stephen Strother. We were required to invest at least $500,000 in Music1 by December 31, 2012, which requirement was met during the fourth quarter of 2011. In the event Mr. Strother’s employment agreement is terminated other than for cause (or by Mr. Strother for “good reason”) on or before May 7, 2012, then Mr. Strother would have the right to repurchase A&R Music Live, LLC (and the domains Arlive.com and Music1.com) for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1, LLC to use certain technology owned by him for the term of his employment agreement. For more information, see “License Agreement with Stephen Strother” in Part I, Item 1 of this Report.

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $128,890. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued and unpaid interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $131,827.

During February 2011, Enerfund, LLC agreed to transfer 1,000,000 of our common shares held by Enerfund to a consultant in consideration for services performed on our behalf. We recorded a compensation charge in the amount of the value of the services ($10,000) during the quarter ended March 31, 2011.

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC is intended to develop 3D technology for use in our products and services and certain other licensed applications.  As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of our employees and consultants.

Effective as of March 29, 2011, we entered into a joint venture arrangement (the LegalGuru JV Agreement) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000. As of December 31, 2011, we have invested $609,411 in LegalGuru LLC and Mr. Wolfe has invested $31,279 in LegalGuru LLC. We agreed that Mr. Wolfe will be the Chief Executive Officer and Chairman of LegalGuru LLC and agreed to pay him a salary of $10,000 per month in cash and/or stock beginning in March 2011 ($5,000 to be paid by the Company for services provided to the Company on a continuing basis and $5,000 to be paid by LegalGuru LLC for services provided to LegalGuru LLC in the management of the design, development, and launch of the website, web services and ongoing business). Beginning June 16, 2011, Mr. Wolfe’s salary was reduced to $8,000 per month. Upon launch of the website and commencement of commercial operations (currently expected in the second quarter of 2012), we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC. Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000. The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014. The loan may be pre-paid at any time without penalty. Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Enerfund has funded the full amount of this note and the balance at December 31, 2011 was $2,000,000.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from its selling shareholder, Denise Muyco (who is the spouse of our President and Chief Operating Officer, Richard Lappenbusch), in exchange for the issuance of 10 million shares of our common stock.  Stratuscore is in the business of providing a technical software and operation SaaS (Software as a Service) application service to clients/customers that require significant compute processing. The Company intended to lower cost for its customers by providing efficient and secure network and content security when using this service. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind that transaction.  The 10 million shares of our common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred by the Company through December 31, 2011 ($196,557), are reflected as advances in our consolidated balance sheets. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue the Company a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from a bona fide third party in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1.6 million. The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014. The note may be pre-paid at any time without penalty. Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share. The balance of this loan was $1,600,000 at December 31, 2011.

On February 2, 2012, the Company entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 666,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 666,667 shares of common stock of the Company with an exercise price of $0.25 per share; (iii) a three-year warrant to purchase up to an additional 666,667 shares of common stock of the Company with an exercise price of $0.50 per share; and (iv) a three-year warrant to purchase up to an additional 666,666 shares of common stock of the Company with an exercise price of $1.00 per share.

On February 24, 2012, the Company entered into a Shareholder Rights Agreement (the Shareholder Rights Agreement) with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC (collectively, the Shareholders). The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC are directly or indirectly owned and controlled by Mike Zoi. As further described under “Shareholder Rights Agreement” in Part III, Item 10 of this Report, pursuant to the Shareholder Rights Agreement, the Shareholders agreed to certain corporate governance matters pertaining to the Company and the Company granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees.

Director Independence

Our entire Board of Directors currently performs the functions of a nominating committee, compensation committee and audit committee. Our Board of Directors currently includes two independent directors, Felix Vulis and James Caan, as defined in Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market. None of our other directors are independent directors as defined in such Rules. For additional information regarding our Board of Directors, see Part III, Item 10 of this Report.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during fiscal 2011 and fiscal 2010 were $83,160 and $86,761, respectively.

Audit-Related Fees.  The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above for fiscal 2011 and fiscal 2010 were $0 and $16,037, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during fiscal 2011 and fiscal 2010 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during fiscal 2011 and fiscal 2010 were $0.

Audit Committee Pre-Approval Policy

Our Board of Directors currently acts as our audit committee, and is responsible for selecting and hiring our independent accountant and approving the audit and non-audit services to be performed by our independent accountant. Our Board of Director’s policy is that all audit and non-audit services provided by our independent accountant must be approved before the independent accountant is engaged for the particular services. These services may include audit services and permissible audit-related services, tax services and other services. The Board of Directors may in the future establish pre-approval procedures pursuant to which our independent accountant may provide certain audit and non-audit services to us without first obtaining the Board of Director’s approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-22 and are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of December 31, 2011 and 2010

Audited Consolidated Statements of Operations for the twelve months ended December 31, 2011 and the nine months ended December 31, 2010

Audited Consolidated Statements of Changes in Stockholders’ Deficiency in Assets for the twelve months ended December 31, 2011 and the nine months ended December 31, 2010

Audited Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and the nine months ended December 31, 2010

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page F-22 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

March 30, 2012	By:	/s/ Mike Zoi
Mike Zoi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	/s/ Mike Zoi
Mike Zoi
Chief Executive Officer and Director
(Principal Executive Officer)

March 30, 2012	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 30, 2012	/s/ James Caan
James Caan
Director

March 30, 2012	/s/ Curtis Wolfe
Curtis Wolfe
Director

March 30, 2012	/s/ Dmitry Kozko
Dmitry Kozko
Director

March 30, 2012	/s/ Felix Vulis
Felix Vulis
Director

NET ELEMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Twelve Months Ended December 31, 2011 and the Nine Months Ended December 31, 2010	F-4

Consolidated Statement of Changes in Stockholders’ Deficiency in Assets for the Twelve Months Ended December 31, 2011 and the Nine Months Ended December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2011 and the Nine Months Ended December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Net Element, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets, and cash flows for the twelve and nine months then ended, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the twelve and nine months then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and has an accumulated deficit and stockholders’ deficiency at December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

March 30, 2012

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$83,173	$2,500,253
Deposits	52,129	55,274
Contract receivable, net	6,285	3,477
Prepaid expenses and other assets	266,583	117,257
Total current assets	408,170	2,676,261

Fixed assets
Furniture and equipment	205,886	125,730
Computers	212,019	110,969
Leasehold improvements	19,955	19,944
Less: accumulated depreciation	(208,858)	(105,227)
Total fixed assets (net)	229,002	151,416

Other Assets
Capitalized website development and Intangible assets (net)	608,823	-
Goodwill	422,223	-
Due from related parties	-	3,300
Total other assets	1,031,046	3,300

Total assets	$1,668,218	$2,830,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	238,955	61,422
Stock subscription liability	-	880,000
Due to related parties (current portion)	1,768,637	49,999
Accrued expenses	884,499	425,611
Total current liabilities	2,892,091	1,417,032

Long term liabilities
Due to related parties (non-current portion)	3,999,751	1,667,020
Total long term liabilities	3,999,751	1,667,020

Total liabilities	6,891,842	3,084,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 2,500,000,000 shares
authorized and 742,341,113 and 642,119,111 shares
issued and outstanding)	742,339	642,117
Treasury stock, at cost; 6,250,000 shares	(2,641,640)	(2,641,640)
Paid in capital	48,458,205	28,143,518
Deferred compensation	(385,912)	(13,556)
Accumulated other comprehensive income (loss)	(124)	9,507
Accumulated deficit	(51,274,033)	(26,420,933)
Noncontrolling interest	(122,459)	27,912
Total stockholders' deficit	(5,223,624)	(253,075)
Total liabilities and stockholders' deficit	$1,668,218	$2,830,977

See accompanying notes.

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31, 2011	Nine Months Ended December 31, 2010

Net Revenues	$183,179	$242

Operating Expenses
Cost of revenues	596,389	38,162
Business development	385,714	-
General and administrative	23,831,750	3,057,498
Product development	113,159	-
Depreciation and amortization	311,939	8,763
Total operating expenses	25,238,951	3,104,423
Loss from operations	(25,055,772)	(3,104,181)

Non-operating expense
Interest income (expense)	(171,319)	-
Other income (expense)	(45,942)	2,946
Loss before income tax provision	(25,273,033)	(3,101,235)
Income tax provision	-	-
Net Loss from operations	(25,273,033)	(3,101,235)
Net loss attributable to the noncontrolling interest	419,933	89
Net loss	(24,853,100)	(3,101,146)

Other comprehensive income
Foreign currency translation loss	(124)	(465)
Comprehensive loss	$(24,853,224)	$(3,101,611)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	723,012,194	335,761,892

See accompanying notes.

NET ELEMENT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY IN ASSETS

								Accumulated			Total
						Additional		Other			Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Deferred	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	interest	Deficit	in Assets
Balance March 31, 2010	-	$-	320,778,512	$320,778	$(2,341,640)	$24,671,187	$-	$9,972	$28,001	$(23,319,787)	$(631,488)
Stock options vested	-	-	-	-	-	25,463	-	-	-	-	25,463
Shares issued as compensation	-	-	1,014,028	1,013	-	9,126	-	-	-	-	10,139
Deferred compensation with respect to business acquired	-	-	-	-	-	-	(13,556)	-	-	-	(13,556)
Shares and warrants to be issued pursuant to subscription agreements	-	-	213,088,150	213,088	-	5,109,463	-	-	-	-	5,322,551
Shares repurchased pursuant to purchase agreeement	-	-	-	-	(300,000)	-	-	-	-	-	(300,000)
Shares issued pursuant to purchase agreeement	-	-	107,238,421	107,238	-	(1,671,721)	-	-	-	-	(1,564,484)
Foreign currency exchange	-	-	-	-	-	-	-	(465)	-	-	(465)
Net loss	-	-	-	-	-	-	-	-	(89)	(3,101,146)	(3,101,235)
Balance December 31, 2010	-	$-	642,119,111	$642,117	$(2,641,640)	$28,143,518	$(13,556)	$9,507	$27,912	$(26,420,933)	$(253,075)
Stock options vested	-	-	-	-	-	336,427	-	-	-	-	336,427
Shares issued as compensation	-	-	12,115,252	12,115	-	443,916	(353,146)	-	-	-	102,885
Deferred compensation with respect to business acquired	-	-	-	-	-	-	(19,210)	-	-	-	(19,210)
Contributed capital from equity investors	-	-	-	-	-	-	-	-	171,190	-	171,190
Employee stock options exercised			61,750	62	-	(62)	-	-	-	-	-
Deconsolidation of investment in Korlea - TOT	-	-	-	-	-	-	-	(9,507)	(27,912)	-	(37,419)
Shares and warrants to be issued pursuant to subscription agreements	-	-	88,000,000	88,000	-	19,712,000	-	-	-	-	19,800,000
Shares issued pursuant to purchase agreeement	-	-	-	-	-	(188,349)	-	-	126,284	-	(62,065)
Shares issued for advertising and promotion	-	-	45,000	45	-	10,755	-	-	-	-	10,800
Foreign currency exchange			-	-	-	-	-	(124)	-	-	(124)
Net loss	-	-	-	-	-	-	-	-	(419,933)	(24,853,100)	(25,273,033)
Balance December 31, 2011	-	-	742,341,113	742,339	(2,641,640)	48,458,205	(385,912)	(124)	(122,459)	(51,274,033)	(5,223,624)

See accompanying notes.

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Nine Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(24,853,100)	$(3,101,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to Investment in Subsidiary	45,942	-
Decrease in noncontrolling interests	(419,933)	(89)
Loan discount interest expense	18,609	-
Depreciation and amortization	311,939	8,763
Non-cash compensation	19,335,202	2,220,154
Issuance of shares for service	15,700	-

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(120,481)	(97,104)
Deposits	3,145	(27,275)
Contract receivable, net	14,553	(40)
Due from related parties	-	(2,000)
Due to related parties	98,388	71,840
Accounts payable	162,291	(2,366)
Accrued expenses	408,524	(590,709)
Total adjustments	19,873,879	1,581,174
Net cash used in operating activities	(4,979,221)	(1,519,972)

Cash flows from investing activities
Deconsolidation of Korlea-TOT subsidiary	(83,361)	-
Cash acquired in acquisition of subsidiary	8,838	168,655
Capitalized web development and patent costs	(599,808)	-
Purchase of fixed assets	(180,693)	(139,495)
Net cash (used in) provided by investing activities	(855,024)	29,160

Cash flows from financing activities:
Repurchase of common stock	-	(300,000)
Cash received from subscription liability	-	880,000
Contributed capital from non-controlling equity investors	131,280	3,141,763
Borrowings on related party note	3,600,742	-
Payments on related party note	(314,733)	(8,063)
Net cash provided by financing activities	3,417,289	3,713,700

Effect of exchange rate changes on cash	(124)	(465)
Net (decrease) increase in cash	(2,417,080)	2,222,423

Cash at beginning of period	2,500,253	277,830
Cash at end of period	$83,173	$2,500,253

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$940	$-

Non-cash investing and financing activities:
Common stock issued for acquisition of Openfilm LLC	$-	$1,255,941
Common stock issued to settle stock subscription liability	$880,000	$-
Contributed capital due from JV partner	$39,909	$-

See accompanying notes.

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element, Inc. (“we,” “us,” “our” or the “Company”), formerly TOT Energy, Inc., was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc., which was a wholly-owned subsidiary of Splinex, LLC, a Florida limited liability company that is currently known as TGR Capital, LLC (a company indirectly wholly-owned by our Chairman and Chief Executive Officer, Mike Zoi). On January 18, 2005, the Company merged with a subsidiary of Ener1, Inc., a public reporting company. Pursuant to that merger, the Company issued 5,000,000 shares of its common stock to Ener1, Inc., which then distributed those shares as a dividend to its shareholders. That distribution was registered with the Commission, which resulted in the Company becoming a public reporting company.

Since April 1, 2010, we have pursued a strategy to develop and acquire technology and applications for use in the online media industry. During September 2010, we changed our name to Net Element, Inc. in furtherance of our shift in business focus. As part of our strategy to develop an online media company, on December 14, 2010, we acquired Openfilm, LLC, a Florida limited liability company that is engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Additionally, on February 1, 2011, we acquired Motorsport, LLC, a Florida limited liability company that now holds 100% (initial purchase was for an 80% interest and we subsequently bought out the remaining minority position) of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry, and Music1, LLC, a Florida limited liability company that owns 97% of the membership interests in A&R Music Live, LLC, a Georgia limited liability company that owns and operates two websites that provide an online social community and marketplace for musicians, songwriters, producers and record companies and an opportunity to showcase artist talents. As a result of these acquisitions, we now operate several online media websites in the film, auto racing and emerging music talent markets.

Prior to April 1, 2010, we engaged in the oil and gas drilling business. On July 16, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Evgeny Bogorad (“Bogorad”), owner of Sibburnefteservis, Ltd. of Novosibirsk, Russia, an oil services company (“SIBBNS”). Pursuant to the JV Agreement, Bogorad contributed certain of SIBBNS’ assets and personnel to a joint venture company named TOT-SIBBNS, Ltd., a Russian corporation (“TOT-SIBBNS”). An independent appraisal company appraised the contributed assets at $6,221,881. We ended development stage activity on July 16, 2008 when we acquired a 75% interest in the TOT-SIBBNS joint venture and began operations in the oil and gas service industry, including the exploration, development, production, and marketing of crude oil and natural gas in Russia and Kazakhstan. At the closing on July 16, 2008, we issued to Bogorad 3,000,000 shares of our common stock in exchange for a 75% interest in TOT-SIBBNS. On January 27, 2010, the Company altered its business focus and decided to exercise its option to unwind the joint venture and pursue other development opportunities. We executed an unwind agreement with TOT-SIBBNS whereby we exchanged our 75% interest in TOT-SIBBNS for the 3,000,000 shares issued to Bogorad in 2008. The unwind of the joint venture was consummated as of March 31, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of Net Element, Inc., the accounts of our wholly-owned subsidiaries, Openfilm, LLC and its wholly-owned subsidiaries Openfilm, Inc., Openfilm Studios, LLC and Zivos, LLC (Ukraine), the accounts of our wholly-owned subsidiary Netlab Systems, LLC, its wholly-owned subsidiary Tech Solutions LTD (formerly known as Netlab Systems, LTD) (Cayman Islands) and the accounts of its representative offices in Russia and Ukraine, the accounts of our 100%-owned subsidiary NetLab Systems IP, LLC, the accounts of our 70%-owned subsidiary LegalGuru LLC, the accounts of our 75%-owned subsidiary Yapik LLC, the accounts of our 85%-owned subsidiary Splinex, LLC and its wholly-owned subsidiary IT Solutions LTD (formerly known as Splinex LTD)(Cayman Islands), the accounts of our wholly-owned subsidiary Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC (Music1, LLC and A&R Music Live, LLC are sometimes together referred to in this Report as “Music”), and the accounts of our wholly-owned subsidiary Motorsport, LLC and its 80%-owned subsidiary Motorsport.com, Inc. (The Company acquired the remaining 20% interest not owned in Motorsport.com, Inc. on January 10, 2012).  All material intercompany accounts and transactions have been eliminated in this consolidation.

On November 11, 2010, our Board of Directors adopted a resolution changing our fiscal year end from March 31 to December 31. Management believes that this change will allow better alignment of our annual planning and budget processes with our online media business strategy. In this regard, the financial statements included herein cover the fiscal year periods from April 1, 2010 to December 31, 2010 and from January 1, 2011 to December 31, 2011.

Online Media Business Activity

In December 2010, we acquired Openfilm, LLC, an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm has developed an award-winning website (www.openfilm.com) that currently showcases films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world.  Openfilm derives revenues from license fees, video advertising, video content syndication, display advertising and membership fees, as well as contest entry fees (See Note 11).

In February 2011, we acquired an 80% interest in Motorsport.com, Inc. (through the acquisition of Motorsport, LLC), a news and information service that operates a website (motorsport.com) that distributes content related to the motor sports industry to racing enthusiasts all over the world. Motorsport.com revenues are derived primarily from display advertising placement on the website. We purchased the remaining 20% interest we did not own in Motorsport.com during the first quarter of 2012.

In February 2011, we acquired Music1, LLC, which owns a 97% interest in A&R Music Live, LLC (which owns and operates the website arlive.com) and is working on developing business opportunities with its domain name www.music1.com. Musc1, LLC, through its subsidiary A&R Music Live, LLC, is engaged principally in the discovery, education and promotion of new and emerging musical artists. A&R Music Live derives revenue from music review transaction services, which are premium service fees earned by providing feedback on music submitted by users for review by record company A&R professionals.

Effective March 2011, we entered into a joint venture agreement (the LegalGuru JV Agreement) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest.  Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000.  As of December 31, 2011, we have invested $609,411 in LegalGuru LLC and Mr. Wolfe has invested $31,279 in LegalGuru LLC.  We agreed that Mr. Wolfe will be the Chief Executive Officer and Chairman of LegalGuru LLC and agreed to pay him a salary of $10,000 per month in cash and/or stock beginning in March 2011.  Beginning June 16, 2011, Mr. Wolfe’s salary was reduced to $8,000 per month. Upon launch of the website and commencement of commercial operations, we agreed to increase Mr. Wolfe’s salary to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC.  Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On August 9, 2011, we entered into a Stock Purchase Agreement (“SPA”) pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation (“Stratuscore”), from its selling shareholder, Denise Muyco (who is the spouse of our President and Chief Operating Officer, Richard Lappenbusch), in exchange for the issuance of 10,000,000 shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the SPA. Amounts advanced and costs incurred by the Company through December 31, 2011 ($196,557), are reflected as advances in the consolidated balance sheet.

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

Cash and Cash Equivalents

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  Beginning December 31, 2010, all non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions.  As such, our bank balances did not exceed FDIC limits at December 31, 2011 and December 31, 2010.

We maintain bank accounts in Russia, Ukraine and Cayman Islands associated with our offshore engineering offices. The following details the balances and countries where we maintain foreign bank balances:

Location	Country	US Dollar Equivalent Balance at 12/31/11
Netlab Systems, LLC Russian Representative Office	Russia	$4,516
Netlab Systems, LLC Ukrainian Representative Office	Ukraine	4,178
Zivos, LLC	Ukraine	69
Netlab Systems, LTD	Cayman Islands	971

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

Intangible Assets

Website development costs include projects that are significant in terms of functional value added to the site, product or service.  A capitalized project would be closer to a full product launch than an incremental or point release update.  Costs for updates are expensed as incurred.  Capitalized costs are amortized to depreciation and amortization expense over twenty-four months on a straight-line basis. We also capitalize start-up projects from the point of start to the point the application, service or website is publicly launched.  Amortization is straight-line over twenty-four months and charged to depreciation and amortization.  Impairment is reviewed quarterly to ensure only viable active project costs are capitalized.

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

Additionally, we capitalize the fair value of intangible assets acquired in business combinations. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content, and content publisher relationships.

Foreign Currency Transactions

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

Our revenues for the year ended December 31, 2011 and the nine months ended December 31, 2010 are principally derived from the following services:

License Fees. License fees are generated from customers who utilize Launchpad to operate and manage on-line contests.

Service Fees. Service fee is generated primarily from A&R Music Live where aspiring artists pay industry professionals to review, critique and suggest improvements of music submitted on-line for review.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the twelve months ended December 31, 2011 or the nine months ended December 31, 2010.

Uncertain Tax Positions

We review uncertain tax positions on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Based on information currently available, we anticipate that over the next ninety days ongoing audit activity should be resolved relating to uncertain tax positions. See Note 14.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”). The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. The Company does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from Other Comprehensive Income (“OCI”) to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements. The guidance does not change the items that are reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Other than presentational changes, the Company does not anticipate a significant impact to the consolidated financial statements upon adoption in 2012.

In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company did not adopt this guidance early and does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.

NOTE 2. GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $4,979,221 for the twelve months ended December 31, 2011, and had an accumulated deficit of $51,274,033 and stockholders’ deficiency of $5,223,624 at December 31, 2011. We remain dependent upon TGR Energy, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations and raise additional capital.

Management is continuing with its plan to build a diversified portfolio of online media assets. Management believes that its current operating strategy, combined with continued fundraising and funding by our primary stockholder, will provide the opportunity for us to continue as a going concern; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. SEGMENT INFORMATION

At December 31, 2011, our sole reportable business segment was on-line media properties comprised of active sites www.arlive.com, www.motorsport.com, www.yapik.com and www.openfilm.com. Additionally, at December 31, 2011, we were engaged in the development of new web properties with a focus on music and legal education for the consumer. At December 31, 2010, our sole reportable business segment was Openfilm and its subsidiaries (Acquired December 14, 2010). Our accounting policies for segments are the same as those described in the summary of significant accounting policies.

NOTE 4. ACQUISITION OF OPENFILM, LLC

On December 14, 2010, we entered into an agreement (the “Openfilm Purchase Agreement”) to purchase all of the outstanding membership interests in Openfilm, LLC, a Florida limited liability company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet. Mike Zoi, our Chairman and Chief Executive Officer, through his control of Enerfund, LLC and MZ Capital, LLC, both Florida limited liability companies, held approximately 70% of Openfilm’s outstanding membership interests prior to the acquisition. In connection with the purchase, we issued 107,238,421 shares of our common stock to members of Openfilm, of which 45,937,500 shares were issued to Enerfund, 29,062,500 shares were issued to MZ Capital, LLC, 24,950,000 shares were issued to Dmitry Kozko, CEO of Openfilm (and Executive Vice President of Business Development of the Company and a director of the Company), and an aggregate of 7,288,421 shares were issued to the remaining seven non-controlling security holders of Openfilm. Upon completion of the acquisition transaction on December 14, 2010, Openfilm became a wholly-owned subsidiary of the Company.

The net assets of Openfilm have been recorded at book basis (“carryover historical cost”) as the transaction was accounted for as a merger of entities under common control.

Cash	$168,655
Accounts receivable	3,437
Property & equipment	13,895
Other assets	37,316
Accounts Payable	(135,845)
Notes Payable	(1,651,942)
Net deficiency in assets	$(1,564,484)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred on April 1, 2010. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2010:

Period Ended
December 31,
2010
Net sales	$35,430
Loss from operations	(4,220,933)
Net loss	(4,209,980)

NOTE 5. ACQUISITIONS OF MOTORSPORT, LLC AND MUSIC1, LLC

On February 1, 2011, we entered into a purchase agreement (the “Motorsport Purchase Agreement”) with Enerfund, LLC, a company controlled by Mike Zoi, to purchase all of the issued and outstanding interests in Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased its 80% interest in Motorsport.com, Inc. on December 17, 2010. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations of Motorsport, LLC contained in the Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC acquired its 80% interests in Motorsport.com, Inc., which obligations included, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013.  The domain names and related registrations were not purchased, as required, by June 16, 2011; hence the contingent amount ($20,000) will not be paid. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of additional purchase price.

The net assets of Motorsport, LLC have been recorded at book basis (“carryover historical cost”) as the transaction was accounted for as a merger of entities under common control.  The following table provides summary balance sheet information of Motorsport, LLC as of the date of acquisition (February 1, 2011):

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

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate is 5% payable annually on December 31. The loan matures on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate amount of $186,808.

On January 10, 2012, the terms of the December 17, 2010 Stock Purchase Agreement were amended, reducing the $450,000 payment to $300,000, payable in four annual cash installments of $75,000 commencing January 10, 2012, plus the issuance of 1,333,333 shares of the Company’s common Stock on January 10, 2012.

In addition, Motorsport exercised its option to acquire the remaining 20% interest in Motorsport.com, Inc. held by the original stockholders for the issuance to the sellers of an aggregate of 3,333,333 shares of the Company’s common stock.

Also on February 1, 2011, we acquired Music1, LLC, a Florida limited liability company, from Enerfund, LLC (a company controlled by Mike Zoi), for an aggregate purchase price of $15,000. Music1, LLC owns 97% of the membership interests in A&R Music Live, LLC, a Georgia limited liability company that operates a website that provides a musical artist discovery service. Music1, LLC purchased its interest in A&R Music Live, LLC from Stephen Strother, the Founder and President of Music1, on November 8, 2010. The remaining 3% of the membership interests in A&R Music Live, LLC is owned by Stephen Strother. We were required to invest at least $500,000 in Music1 by December 31, 2012, which requirement was met during the fourth quarter of 2011. In the event Mr. Strother’s employment agreement is terminated other than for cause (or by Mr. Strother for “good reason”) on or before May 7, 2012, then Mr. Strother would have the right to repurchase A&R Music Live, LLC (and the domains Arlive.com and Music1.com) for $1.00. Additionally, Mr. Strother has granted a royalty free license to Music1 to use certain technology owned by him for the term of his employment agreement.

The net assets of Music1, LLC have been recorded at book basis (“carryover historical cost”) as the transaction was accounted for as a merger of entities under common control.  The following table provides summary balance sheet information for Music1, LLC as of the date of acquisition (February 1, 2011).

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

NOTE 6. JOINT VENTURES

We formed a joint venture in the Czech Republic, Korlea-TOT Energy s.r.o., in July 2008 with Korlea Invest Holding AG of Switzerland (“Korlea”).  We invested $56,000 in exchange for our 51% of the share capital in the joint venture.  Korlea-TOT was expected to engage in marketing and trading of oil and natural gas in Eastern Europe.  To date, the joint venture has not engaged in any significant operating activity.  We deconsolidated Korlea-TOT as of January 1, 2011 and we have adjusted the investment to its net realizable value. We intend to sell our ownership interest in Korlea-TOT to Korlea in exchange for a cash payment equal to 51% of the cash balance in the joint venture on the date of sale. Consummation of this transaction is subject to obtaining certain approvals and making certain filings overseas. We expect that this transaction will be completed during 2012.

On March 17, 2011, we formed a wholly-owned subsidiary, Splinex, LLC, a Florida limited liability company.  Splinex, LLC is intended to develop technology and web services for use in our products and services and certain other licensed applications focused in the areas of three dimensional (3D) imagery and video.  During 2011, Splinex issued 15% of its equity to certain of its employees and consultants as incentive and equity based compensation.

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with one of our directors, Curtis Wolfe, in connection with the formation of LegalGuru LLC, a Florida limited liability company, in which we own a 70% interest and Curtis Wolfe owns a 30% interest. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000.  As of December 31, 2011, we have invested 609,411 in LegalGuru LLC and, as of December 31, 2011, Mr. Wolfe had invested $31,279 in LegalGuru LLC and owed $39,909 in equity contributions (which amount was paid during the first quarter of 2012).  Mr. Wolfe is the Chief Executive Officer and Chairman of LegalGuru LLC at a salary, beginning March 1, 2011, of $10,000 per month, which was reduced to $8,000 per month beginning June 16, 2011. Upon launch of the website and commencement of commercial operations (currently expected in the second quarter of 2012), Mr. Wolfe’s salary will increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we will withhold an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC.  Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On June 16, 2011, we entered into a Subscription Agreement, with a related party that is employed by Yapik LLC, pursuant to which we sold a 15% ownership interest in our subsidiary Yapik LLC in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik LLC into 1,500,000 shares of common stock of the Company.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

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

For the twelve months ended December 31, 2011, we capitalized $561,983 of website development costs related to our motorsport, social network (Yapik), and legal websites. Additionally, we amortized $154,746 to depreciation and amortization expense for the twelve months ended December 31, 2011 leaving a balance of 407,237 for capitalized website development.

Capitalized patent costs were $25,275 for the twelve months ended December 31, 2011 and we amortized $3,024 for the twelve months ended December 31, 2011 leaving a balance of $22,251 for capitalized patent costs on December 31, 2011.

Additionally, on February 1, 2011, we acquired Motorsport, LLC and Music1, LLC from a related party (Enerfund) and we assumed the balance sheets of Motorsport, LLC and Music1, LLC with existing intangible assets as follows:

Intangible Asset	Motorsport, LLC	Music1, LLC
Content	$14,376	$4,791
Domain Name	95,833	6,503
Customer List	95,833	-
Goodwill	442,223	-
TOTALS	$648,265	$11,294

For the twelve months ended December 31, 2011, we capitalized an additional $12,550 for Music1 and amortized $2,009 and $48,542, respectively, for Music1 and Motorsport.

NOTE 8. FIXED ASSETS

Depreciation and amortization expense was $311,939 for the twelve months ended December 31, 2011 and $8,763 for the nine months ended December 31, 2010.

NOTE 9. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and either have not been billed by the provider or are expenses that are estimated for services provided. At December 31, 2011 and December 31, 2010, accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
Accrued professional fees	$122,500	$152,068
Promotion Expense	50,000	50,000
Accrued interest	183,971	32,201
Accrued Salaries and Benefits	122,223	17,710
Deferred revenue	185,362	-
Other accrued expenses	220,443	173,632
	$884,499	$425,611

NOTE 10. NOTES PAYABLE

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

On May 16, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000, which is the balance outstanding at December 31, 2011.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1,600,000.  The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014.  The note may be pre-paid at any time without penalty.  Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.

At December 31, 2011, Enerfund had made advances to the Company for $100,785 which were recorded as accrued expenses. Subsequent to December, Enerfund advanced additional monies to the Company. The Company repaid all advances to Enerfund ($905,317) on March 6, 2012 that were made between December 31, 2011 and March 6, 2012.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Openfilm has completed two “Get it Made” competitions.  The first contest, completed in September 2010, awarded $250,000 in cash ($50,000) and services ($200,000) to produce a film suitable for distribution.  The services are provided once the winner provides a screenplay in acceptable form to Openfilm.  The second contest winner was announced in June 2011, and $500,000 was awarded in cash ($50,000) and services ($450,000) to produce a feature film suitable for distribution.  The terms of this contest require the winner to submit an acceptable screenplay within six months.  The Company has recorded $100,000 in expense relating to the cash prizes awarded.  The services will be charged to operations over the expected time it takes to produce the film beginning, once acceptable screenplays have been submitted to and approved by Openfilm.

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

NOTE 12. STOCKHOLDERS’ EQUITY

On February 1, 2011, our Board of Directors adopted a resolution recommending an amendment to the Certificate of Incorporation to increase the number of authorized shares of our capital stock to an aggregate of 2,600,000,000 shares, with 2,500,000,000 shares designated common stock, $.001 par value, and 100,000,000 shares designated preferred stock, $.001 par value per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Board of Directors.  Our majority stockholders approved the amendment to our Certificate of Incorporation through action taken by written consent without a meeting, as authorized by Section 228 of the Delaware General Corporation Law. The actions recommended by the Board of Directors and approved by the Company’s majority stockholders became effective upon the filing of a certificate of amendment relating thereto with the Secretary of State of the State of Delaware on March 4, 2011.

Pursuant to a Stock Purchase Agreement dated November 23, 2009, TGR agreed to sell to Dune Capital Group (“Dune”) an aggregate of 5,000,000 shares of common stock of the Company held by TGR for a purchase price of $0.10 per share or an aggregate of $500,000. The purchase price is required to be paid on or before April 1, 2010. In order to ensure compliance with obligations under Section 16 of the Securities Exchange Act of 1934, prior to the issuance of shares to Dune by TGR, TGR assigned this Purchase Agreement to the Company. Accordingly, we received $300,000 pursuant to this agreement and issued an aggregate of 3,000,000 shares of our common stock to Dune on January 12, 2010. On April 28, 2010, we agreed to terminate the Stock Purchase Agreement with Dune and rescind the prior issuance of common stock. We repurchased the 3,000,000 shares of common stock previously issued to Dune for $300,000. The redeemed shares were accounted for as treasury stock.

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

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for 200,000,000 shares of our common stock and warrants to purchase 100,000,000 shares of our common stock at an exercise price of $0.05 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 112,000,000 shares of common stock and fully vested warrants to purchase 56,000,000 shares of common stock for $0.05 per share in exchange for $1,120,000.  A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as one of our officers is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants.  Since Enerfund is owned by an officer/director, we recorded a compensation charge of $18,920,000, which is comprised of the Black-Scholes value of the warrants ($6,600,000) and the intrinsic market value of the common stock issued ($12,320,000).

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

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share, the market price at the date of issuance.

On June 16, 2011, we entered into a Subscription Agreement pursuant to which we sold a 15% ownership interest in our subsidiary Yapik LLC in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011.  The investor has an option, which is exercisable for 36 months, to convert the 15% ownership interest in Yapik LLC into 1,500,000 shares of common stock of the Company.

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

NOTE 13. STOCK OPTIONS AND STOCK BASED COMPENSATION

Stock Options

At December 31, 2011, the Company had two incentive plans:

▪	2004 Stock Option Plan
▪	2011 Equity Compensation Plan

The following is a summary of Grants, Exercises and Forfeitures for the twelve months ended December 31, 2011:

PLAN	Outstanding 1/1/11	Grants for 2011	Forfeitures for 2011	Exercises for 2011	Outstanding 12/31/11
2004 Stock Option Plan	1,200,000	3,971,500	(1,284,400)	-	3,887,100
2011 Equity Compensation Plan	-	3,093,957	(1,391,127)	(102,083)	1,600,747

For the twelve months ended December 31, 2011, we issued 3,971,500 options from our 2004 Stock Option Plan. These options vest 33% per year on each anniversary date of the option grant (March 7, 2011). At December 31, 2011, 1,184,400 options in this grant were forfeited due to employees not being employed on date of first vesting (March 6, 2012). An additional 100,000 options expired due to resignation and failure to exercise of one of the Company’s board members. The 2004 Stock Option Plan options have a remaining weighted average life of 7.58 years and weighted average strike price of $0.14. For the twelve months ended December 31, 2011, we recorded a compensation charge of $76,645 for the vesting of options during this period. At December 31, 2011, we had 1,100,000 vested options in the 2004 Stock Option Plan.

Additionally, we issued 3,093,957 options from our 2011 Equity Compensation plan for the twelve months ended December 31, 2011. Of the options issued during this period, 1,391,127 were forfeited by employee terminating before options vested and 102,083 options were exercised during the year. As of December 31, 2011, we had 1,600,747 options outstanding and vested with a weighted average life of 4.67 years and a weighted average strike price of $0.14.

For the nine months ended December 31, 2010, there were no new options issued and we recorded compensation charges of $25,464 for nine months ended December 31, 2010, based on the vesting of previously issued options.

On March 6, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 3,971,500 shares of common stock at an exercise price of $0.10 per share to certain employees and consultants under our 2004 Stock Option Plan. The Company valued the options using a Black-Scholes model and recorded a compensation charge of $39,715. The options vest over three years at 33.3% per year with vesting for a particular year occurring on the anniversary date of the grant. At December 31, 2011, 1,184,400 of the 3,971,500 options were forfeited by employees that are no longer with the Company.

On June 28, 2011, the Board of Directors approved the 2011 Equity Incentive Plan with 150,000,000 shares authorized.  The Company’s majority stockholder approved the plan pursuant to a written consent also dated June 28, 2011.  The Board of Directors serves as administrator of the plan.  The new plan is designed to attract and retain the services of directors, employees and consultants by offering ability to make awards of unrestricted stock, stock options or both in order to create incentives.  The plan limits the strike price of incentive options issued to 100% (110% if the optionee is a 10% or more shareholder) of current market and terms can be no longer than 10 years (5 years if the optionee is a 10% or more shareholder).  The Company has registered the shares issuable under this plan on a registration statement on Form S-8 filed with the SEC.  This plan became effective on July 20, 2011.

On August 9, 2011, we issued incentive stock options to purchase 1,500,000 shares of our common stock under our 2011 Equity Incentive Plan to our Chief Revenue Officer at an exercise price of $0.06 per share with a term of 5 years, subject to a three-year vesting schedule.  The Chief Revenue Officer’s’ employment was terminated in November, 2011 and he has one year to exercise vested options or they will terminate.

On August 9, 2011, the Board of Directors approved the issuance of five-year stock options to purchase shares of common stock of the Company to employees taking salary reductions.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge, using a Black-Scholes model for the following issuances in 2011 of fully vested options.

Date Range	# Options Issued	Strike Price of Options	Grant Expiration Date	2011 Compensation Charge
6/15/11-7/31/11	555,207	$0.06	08/07/16	$76,645
August, 2011	62,052	$0.20	08/29/16	$22,959	(a)
September, 2011	350,494	$0.15	09/28/16	$52,574
October, 2011	342,223	$0.15	10/29/16	$51,333
November, 2011	179,306	$0.21	11/30/16	$37,654
December, 2011	52,591	$0.60	12/29/16	$31,555
Totals	1,541,873			$262,171

(a)	The additional 52,742 options will be issued in first quarter of 2012 as the first issuance of options for this period did not fully reflect the options earned by employees. The compensation expense of $10,548 associated with the issuance of these options is accrued in the 2011 compensation charge.

At December 31, 2011, we had options to purchase 5,487,847 shares of common stock outstanding under its stock option plans, of which options to purchase 2,700,747 shares of common stock are vested, with an exercise price of $0.14 per share and with a remaining weighted average contractual term of 6.73 years. We also had warrants to purchase 200,000,000 shares of common stock outstanding at December 31, 2011 with a strike price of $0.05 per share and a remaining contractual term of 3.74 years and warrants to purchase an addition 47,272,727 shares if notes are converted pursuant to Subscription Agreements with TGR Energy and Enerfund, LLC.

At December 31, 2011, we had outstanding options to purchase 1,600,747 shares of common stock under our 2011 Equity Incentive Plan, of which options to purchase 1,600,747 shares of common stock are vested, with a weighted average exercise price of $0.14 per share and with a remaining weighted average contractual term of 4.67 years.

Additionally, at December 31, 2011, we had outstanding options to purchase 3,887,100 shares of common stock under our 2004 Stock Option Plan, of which options to purchase 1,100,000 shares of common stock are vested, with a weighted average exercise price of $0.14 per share and with a remaining weighted average contractual term of 7.58 years.

Stock Based Compensation

On December 14, 2010, we issued 1,000,000 shares of common stock to Curtis Wolfe in exchange for legal services provided on behalf of the Company. We recorded an expense of $10,000, the fair value of the legal services received.

At March 31, 2010, we issued to Jonathan New, our Chief Financial Officer, 250,000 shares of fully vested common stock for services provided to us under a salary reduction implemented in 2009. A compensation charge of $37,500 was recorded for the quarter ended March 31, 2010, which reflects the fair value of the shares at the date of the grant.

During the period ended December 31, 2010, we issued 1,014,028 shares of restricted stock to employees in lieu of cash compensation. We recorded a charge of $10,140 for the nine months ended December 31, 2010, based on the fair value of the shares issued.

On February 18, 2011, the Company’s Board of Directors approved the hiring of Richard Lappenbusch as President and Chief Operating Officer. In addition to salary and benefits, Mr. Lappenbusch was granted 6,100,000 shares of our common stock with vesting as follows: 100,000 shares on February 15, 2012; 4,000,000 shares vesting semi-annually over a three year period from the date of the grant; and 2,000,000 shares upon the Company achieving $20,000,000 in gross revenues (other than through acquisitions), subject to the terms and conditions of a restricted stock agreement. Accordingly, the fair value of the restricted shares issued of $33,549 will be amortized over the vesting periods.

The remaining 2,000,000 restricted shares of common stock vest upon the Company’s attainment of $20 million in aggregate gross revenues. For the twelve months ended December 31, 2011, we amortized $14,664 of this amount as an expense to operations.

Also on February 18, 2011, our Board of Directors approved a grant of 100,000 shares of our common stock to a consultant as compensation for marketing and investor relations services. We recorded a charge of $4,000 based on the fair market value of shares issued.

On March 6, 2011, our Board of Directors approved the issuance of 100 shares of our common stock to certain employees and consultants located in the U.S., Russia and Ukraine. This resulted in an issuance of 5,800 shares of common stock and a corresponding compensation charge of $580 to reflect the fair market value of the shares issued.

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances. The term of this agreement was for six months and provided for monthly remuneration of $14,000 and 5,000 shares of our common stock, with an option by the Company to renew for successive six-month periods. This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares. August and September were revised to $6,500 per month plus 5,000 shares per month. Beginning in October, we have agreed to the same terms, as revised, on a month to month basis.

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

NOTE 14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2011 and December 31, 2010, we had cumulative federal net operating loss carry forwards (NOL) of approximately $9.4 million and $6.6 million, respectively. We have determined that the net operating loss may not be realized, and have recorded a valuation allowance for the full amount of the tax loss carryforward.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of our net operating loss and credit carry forwards will be limited. The tax loss carryforward amounts begin to expire in December 2025.

The net provision (benefit) for income taxes consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Current Federal income taxes	$-	$-
Deferred income tax benefit
Domestic	(868,148)	(814,492)
Foreign	-	-
Valuation allowance	868,148	814,492
Total income tax provision	$-	$-

Significant components of our deferred tax assets at December 31, 2011 and December 31, 2010 are as follows:

	December 31,	December 31,
	2011	2010
Net operating loss carry forwards	$3,205,333	$2,474,037
Fixed assets and other	150,617	13,765
	3,355,950	2,487,802
Valuation allowance for deferred tax assets	(3,355,950)	(2,487,802)
Net deferred tax asset	$-	$-

Reconciliation between actual income taxes and amounts at December 31, 2011 and December 31, 2010 computed by applying the federal statutory rate of 34% to pre-tax loss is summarized as follows:

	December 31,	December 31,
	2011	2010
U. S. Federal statutory rate on loss before income taxes	34.0%	34.0%
Compensation and penalties related permanent differences	-26.5%	-17.8%
State income tax, net of federal tax benefit	0.8%	1.7%
Increase in valuation allowance	-8.3%	-17.9%
Total income tax provision	0.0%	0.0%

In the past, we have been delinquent in the filing of our federal tax returns for several years. Although we did not owe tax due to a lack of profits, we incurred penalties and interest in the amount of $60,000 for the failure to file returns. We are in the process of appealing this assessment.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company was party to a $4,000,000 Subscription Agreement with TGR Capital, LLC for the issuance of common stock and warrants to purchase common stock. See Note 12.

The Company was party to a $2,000,000 Subscription Agreement with Enerfund, LLC (“Enerfund”) for the issuance of common stock and warrants to purchase common stock. See Note 12.

On January 31, 2011, Motorsport, LLC (“Motorsport”) entered into a three-year, 5% $184,592 loan agreement with Enerfund. On February 1, 2011, the Company acquired the equity of Motorsport from Enerfund. The loan was repaid on February 24, 2011. See Note 10.

 On January 31, 2011, Music1, LLC (“Music1”) entered into a three-year, 5% $128,890 loan agreement with Enerfund. On February 1, 2011, the Company acquired the equity of Music1 from Enerfund. The loan was repaid on February 24, 2011. See Note 10.

On May 16, 2011, the Company issued a three-year, 5% unsecured convertible promissory note in the amount of $2,000,000 to Enerfund. See Note 10.

On October 24, 2011, the Company issued a three-year unsecured convertible promissory note in the amount of $1,600,000 to Enerfund. See Note 10.

NOTE 16. SUBSEQUENT EVENTS

On January 10, 2012, the Company, Motorsport, LLC and the Sellers named therein entered into an amendment (the “Amendment”) to the Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC acquired its 80% interest in Motorsport.com, Inc. Pursuant to the Amendment, the Company’s and Motorsport’s remaining obligations to pay an aggregate of $450,000 to the Sellers in four quarterly installments beginning on December 1, 2013 were amended to provide that: (i) Motorsport must pay to the Sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) the Company must issue to the Sellers an aggregate of 1,333,333 shares of its common stock on January 10, 2012. The initial $75,000 installment was paid by the Company and the Company issued such 1,333,333 shares of its common stock to the Sellers. In addition, pursuant to the Amendment, Motorsport exercised its option to acquire the remaining 20% interest in Motorsport.com, Inc. for a purchase price consisting solely of the Company’s issuance to the Sellers of an aggregate of 3,333,333 shares of its common stock.

On February 2, 2012, the Company into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 666,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 666,667 shares of common stock of the Company with an exercise price of $0.25 per share; (iii) a three-year warrant to purchase up to an additional 666,667 shares of common stock of the Company with an exercise price of $0.50 per share; and (iv) a three-year warrant to purchase up to an additional 666,666 shares of common stock of the Company with an exercise price of $1.00 per share.

On February 10, 2012, the board approved a stock option grant to key employees awarding 1,600,000 fully-vested options with a strike price of $0.16 and a life of three years.

On February 23, 2012, the Company entered into a Subscription Agreement pursuant to which it sold 13,333,334 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000.10, or $0.15 per share. Pursuant to the Subscription Agreement, the Company granted Mr. Rakishev the right to participate in any equity-based financing of the Company so long as Mr. Rakishev and his affiliates beneficially own greater than 5% of the Company’s common stock, as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder. In connection with that participation right, Mr. Rakishev may elect to purchase all or any part of any equity or equity-based securities proposed to be issued by the Company in any financing transaction.

On February 24, 2012, the Company entered into a Shareholder Rights Agreement (the “Shareholder Rights Agreement”) with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC (collectively, the “Shareholders”). The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC are directly or indirectly owned and controlled by Mike Zoi. As further described below, pursuant to the Shareholder Rights Agreement, the Shareholders agreed to certain corporate governance matters pertaining to the Company and the Company granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees (collectively, the “Holders”).

The Shareholder Rights Agreement is not effective until 12:01 a.m. (New York time) on the first business day immediately following the date on which Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock.

The Shareholders agreed to cause the Board of Directors of the Company to be comprised of not less than four and not more than eight directors. For so long as TGR Capital, LLC, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 5% of the Company’s common stock, TGR Capital, LLC is entitled to nominate one director. For so long as Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 5% of the Company’s common stock, Mark Global Corporation is entitled to nominate one director. For so long as the Shareholder Rights Agreement remains in effect, TGR Capital, LLC and Mark Global Corporation are entitled to nominate two independent directors mutually acceptable to TGR Capital, LLC and Mark Global Corporation. In the event that Mark Global Corporation’s director nominee is unable to attend any meeting of the Board of Directors, Mark Global Corporation is entitled to have another representative attend such meeting in a non-voting observer capacity. In addition, so long as Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock, the Shareholders agreed to cause Mark Global Corporation’s director nominee to be a member of any compensation committee, nominating committee and audit committee that the Board of Directors may establish, in each case to the extent such directors are permitted to serve on such committees under applicable Securities and Exchange Commission rules.

Additionally, the Company agreed to obtain customary director and officer indemnity insurance and the Shareholders agreed to cause the Company’s bylaws to be amended, in a manner acceptable to Mark Global Corporation, to provide mandatory indemnification and advancement of expenses for directors of the Company.

Upon demand by any of the Holders, the Company agreed to register from time to time with the Securities and Exchange Commission for resale (i) all shares of common stock of the Company from time to time owned by Mark Global Corporation, Kenges Rakishev or any other person or entity controlled by Kenges Rakishev, and (ii) all shares of common stock of the Company from time to time owned by TGR Capital, LLC, Mike Zoi or any other person or entity controlled by Mike Zoi. The Company also granted the Holders piggyback registration rights with respect to all of such shares. The Company agreed to bear substantially all expenses incidental to the registration rights granted pursuant to the Shareholder Rights Agreement.

On March 6, 2011, the Company repaid the Enerfund short term advance of $905,317.

On March 7, 2011, the Company entered into a consulting agreement with CSFG1 who agreed to provide certain investor relations services in exchange for $3,000 in cash and 25,000 restricted shares of the Company’s common stock per month.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Enerfund, LLC, MZ Capital LLC, Dmitry Kozko, James Caan, Scott Caan, Mark Rydell, Robert Duvall, Scott Walters, Stacey Lindsey and Carl Paoli, for the purchase of Openfilm (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2010)

2.2	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

2.3*	Amendment dated as of January 10, 2012 among Motorsport, LLC, Tom Haapanen, Jack Durbin, Nancy Schilke and Eric Gilbert

2.4	Membership Interest Purchase Agreement (Music1) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.30 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

3.2	Certificate of Merger of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817))

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 13, 2008 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed with the Commission on February 15, 2008)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 13, 2009 (incorporated by reference to Appendix A to the Company’s Schedule 14C filed with the Commission on February 11, 2009)

3.5	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2010)

3.6	Articles of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 4, 2011 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed with the Commission on February 4, 2011)

3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

4.1	Shareholder Rights Agreement, dated February 24, 2012, among Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida), Enerfund, LLC and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2012)

4.2*	Consulting Agreement dated October 12, 2009 between Openfilm, LLC and James Caan, as amended by the letter agreement dated October 12, 2009 signed by Mike Zoi and the letter agreement dated September 28, 2010 among Enerfund, LLC, Dmitry Kozko, James Caan and Mike Zoi

10.1#	2004 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

i

10.2#	First Amendment to 2004 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on June 30, 2009)

10.3#	Form of Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

10.4#	2011 Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed with the Commission on June 28, 2011)

10.5	Lease Agreement, dated October 8, 2010, between the Company and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.6	Amendment, dated November 16, 2011, between the Company and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.7	Form of Employee Innovations and Proprietary Rights Assignment Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

10.8	Subscription Agreement dated August 7, 2008 by and between the Company and TGR Capital, LLC (then known as TGR Energy, LLC) (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 18, 2008)

10.9	Amendment to Subscription Agreement between TGR Capital, LLC (then known as TGR Energy, LLC) and the Company dated January 12, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010)

10.10	Assignment between TGR Capital, LLC (then known as TGR Energy, LLC) and the Company dated January 12, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010)

10.11	Joint Venture Dissolution Agreement dated March 31, 2010 between the Company and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on July 13, 2010)

10.12	Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Capital, LLC (then known as TGR Energy, LLC) and Dune Capital Group LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Commission on July 13, 2010)

10.13	Technology Transfer and License Agreement dated December 14, 2010 between Netlab Systems, LLC and Openfilm, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.14#	Employment Agreement effective as of November 1, 2010 between Music1, LLC and Stephen Strother (incorporated by reference to Exhibit 10.31 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.15	License Agreement entered into February 1, 2011 between Music1, LLC and Stephen Strother (incorporated by reference to Exhibit 10.32 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.16	Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.17	Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

ii

10.18	Loan Agreement effective as of January 31, 2011 between Enerfund, LLC and Music1, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.19	Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.20	Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011)

10.21	Guru Joint Venture Agreement dated as of March 29, 2011 between the Company and Curtis Wolfe (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011)

10.22#	Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2011)

10.23	Advisor Agreement, effective as of July 19, 2011, between Motorsport.com, Inc. and Emerson Fittipaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2011)

10.24	Stock Purchase Agreement dated as of August 9, 2011 between the Company and Denise Muyco for the purchase of Stratuscore (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011)

10.25	Amendment dated as of November 10, 2011 among the Company, Denise Muyco and Stratuscore, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011)

10.26	Convertible Promissory Note and Loan Agreement dated October 24, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2011)

10.27	Subscription Agreement dated February 2, 2012 between the Company and Felix Vulis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.28	Form of Warrant, dated February 2, 2012, with an exercise price of $0.25 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.29	Form of Warrant, dated February 2, 2012, with an exercise price of $0.50 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.30	Form of Warrant, dated February 2, 2012, with an exercise price of $1.00 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.31	Subscription Agreement, dated February 23, 2012, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2012)

21.1*	List of Subsidiaries

23.1*	Consent of Daszkal Bolton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

iii

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Audited Consolidated Balance Sheets; (ii) the Audited Consolidated Statements of Operations; (iii) the Audited Consolidated Statements of Changes in Stockholders’ Deficiency in Assets; (iv) the Audited Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

# Indicates management contract or compensatory plan or arrangement.

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

iv