Form 10-K/A
period 2011-12-31
Net Element, Inc.
filed 2012-05-02
CIK 1293330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-51108

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1450 S. Miami Avenue, Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

Net Element, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 30, 2012, at the request of its independent registered public accounting firm, solely to change the first sentence of the second paragraph of the independent registered public accounting firm’s audit report on page F-2 of the Original Filing from “We conducted our audit in accordance with auditing standards generally accepted in the United States of America” to “We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board.” As a result of that change to the audit report, this Amendment also includes a currently dated auditor consent letter filed as Exhibit 23.1 hereto. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates in its entirety Item 8 of Part II of the Original Filing and amends Item 15 of Part IV of the Original Filing to include as exhibits currently dated certifications required by Rules 13a-14(a) and 13a-14(b) under the Exchange Act.

Except as expressly noted herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Commission.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Amendment, unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us,” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Amendment contains forward-looking statements that reflect the current views of our management with respect to future events. Any statements contained in this Amendment that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “will continue,” “seeks,” “should,” “believe,” “potential” or the negative or other variations of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: our ability (or inability) to continue as a going concern, the willingness of our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our Chairman and CEO, Mike Zoi, to continue investing in Net Element to fund our working capital requirements, our ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, our ability (or inability) to adequately address the material weaknesses in our internal control over financial reporting, development or acquisition of additional online media businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategy, continued development and market acceptance of our technology, protection of our intellectual property, and successful integration and promotion of any business developed or acquired by us. If these or other risks and uncertainties (including those described in Part I, Item 1A of the Original Filing and our subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this Amendment are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Amendment.

PART II

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the report of the independent registered public accounting firm set forth on pages F-1 through F-22 are filed as part of this Amendment and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Amendment.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-22 and are filed as part of this Amendment:

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

A list of the exhibits filed as a part of this Amendment is set forth on the Exhibit Index that follows page F-22 of this Amendment and is incorporated herein by reference.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

May 2, 2012	By:	/s/ Mike Zoi
Mike Zoi
Chief Executive Officer

2

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement dated December 14, 2010 by and among the Company, Enerfund, LLC, MZ Capital LLC, Dmitry Kozko, James Caan, Scott Caan, Mark Rydell, Robert Duvall, Scott Walters, Stacey Lindsey and Carl Paoli, for the purchase of Openfilm (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2010)

2.2	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

2.3	Amendment dated as of January 10, 2012 among Motorsport, LLC, Tom Haapanen, Jack Durbin, Nancy Schilke and Eric Gilbert (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

2.4	Membership Interest Purchase Agreement (Music1) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.30 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

3.2	Certificate of Merger of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817))

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 13, 2008 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed with the Commission on February 15, 2008)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 13, 2009 (incorporated by reference to Appendix A to the Company’s Schedule 14C filed with the Commission on February 11, 2009)

3.5	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2010)

3.6	Articles of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 4, 2011 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed with the Commission on February 4, 2011)

3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

4.1	Shareholder Rights Agreement, dated February 24, 2012, among Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida), Enerfund, LLC and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2012)

4.2	Consulting Agreement dated October 12, 2009 between Openfilm, LLC and James Caan, as amended by the letter agreement dated October 12, 2009 signed by Mike Zoi and the letter agreement dated September 28, 2010 among Enerfund, LLC, Dmitry Kozko, James Caan and Mike Zoi (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

i

10.1#	2004 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

10.2#	First Amendment to 2004 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on June 30, 2009)

10.3#	Form of Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

10.4#	2011 Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed with the Commission on June 28, 2011)

10.5	Lease Agreement, dated October 8, 2010, between the Company and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.6	Amendment, dated November 16, 2011, between the Company and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.7	Form of Employee Innovations and Proprietary Rights Assignment Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

10.8	Subscription Agreement dated August 7, 2008 by and between the Company and TGR Capital, LLC (then known as TGR Energy, LLC) (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 18, 2008)

10.9	Amendment to Subscription Agreement between TGR Capital, LLC (then known as TGR Energy, LLC) and the Company dated January 12, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010)

10.10	Assignment between TGR Capital, LLC (then known as TGR Energy, LLC) and the Company dated January 12, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 16, 2010)

10.11	Joint Venture Dissolution Agreement dated March 31, 2010 between the Company and Sibburnefteservis, LTD., TOT-SIBBNS, LTD and Evgeni Bogorad (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on July 13, 2010)

10.12	Stock Repurchase Agreement dated April 28, 2010 between the Company, TGR Capital, LLC (then known as TGR Energy, LLC) and Dune Capital Group LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Commission on July 13, 2010)

10.13	Technology Transfer and License Agreement dated December 14, 2010 between Netlab Systems, LLC and Openfilm, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2010)

10.14#	Employment Agreement effective as of November 1, 2010 between Music1, LLC and Stephen Strother (incorporated by reference to Exhibit 10.31 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.15	License Agreement entered into February 1, 2011 between Music1, LLC and Stephen Strother (incorporated by reference to Exhibit 10.32 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.16	Loan Agreement dated as of December 10, 2010 between Enerfund, LLC and Openfilm, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

ii

10.17	Subscription Agreement dated as of December 31, 2010 between the Company and Enerfund, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.18	Loan Agreement effective as of January 31, 2011 between Enerfund, LLC and Music1, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.19	Loan Agreement dated as of January 31, 2011 between Enerfund, LLC and Motorsport, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.20	Convertible Promissory Note and Loan Agreement dated May 16, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011)

10.21	Guru Joint Venture Agreement dated as of March 29, 2011 between the Company and Curtis Wolfe (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011)

10.22#	Offer Letter dated February 13, 2011 between the Company and Richard Lappenbusch (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2011)

10.23	Advisor Agreement, effective as of July 19, 2011, between Motorsport.com, Inc. and Emerson Fittipaldi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2011)

10.24	Stock Purchase Agreement dated as of August 9, 2011 between the Company and Denise Muyco for the purchase of Stratuscore (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011)

10.25	Amendment dated as of November 10, 2011 among the Company, Denise Muyco and Stratuscore, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011)

10.26	Convertible Promissory Note and Loan Agreement dated October 24, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2011)

10.27	Subscription Agreement dated February 2, 2012 between the Company and Felix Vulis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.28	Form of Warrant, dated February 2, 2012, with an exercise price of $0.25 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.29	Form of Warrant, dated February 2, 2012, with an exercise price of $0.50 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.30	Form of Warrant, dated February 2, 2012, with an exercise price of $1.00 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.31	Subscription Agreement, dated February 23, 2012, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

23.1*	Consent of Daszkal Bolton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

iii

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

101**	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), is incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012: (i) the Audited Consolidated Balance Sheets; (ii) the Audited Consolidated Statements of Operations; (iii) the Audited Consolidated Statements of Changes in Stockholders’ Deficiency in Assets; (iv) the Audited Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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