Form 10-Q
period 2012-03-31
Net Element, Inc.
filed 2012-05-15
CIK 1293330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of May 11, 2012 was 761,531,553.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the current views of our management with respect to future events. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “will continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: our ability (or inability) to continue as a going concern, the willingness of our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our Chairman and CEO, Mike Zoi, to continue investing in Net Element to fund our working capital requirements, our ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, our ability (or inability) to adequately address the material weaknesses in our internal control over financial reporting, development or acquisition of additional online media businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategy, continued development and market acceptance of our technology, protection of our intellectual property, and successful integration and promotion of any business developed or acquired by us.  If these or other risks and uncertainties (including those described in our Annual Report, as amended, on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “Commission”) and our subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

2

Net Element, Inc.

Form 10-Q

For the Quarter Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2012	December 31, 2011
Current assets
Cash	$635,145	$83,173
Deposits	52,129	52,129
Contract receivable, net	5,939	6,285
Prepaid expenses and other assets	264,640	266,583
Total current assets	957,853	408,170

Fixed assets
Furniture and equipment	211,427	205,886
Computers	228,363	212,019
Leasehold improvements	19,955	19,955
Less: accumulated depreciation	(235,004)	(208,858)
Total fixed assets (net)	224,741	229,002

Other Assets
Capitalized website development and intangible assets (net)	735,043	608,823
Goodwill	422,223	422,223
Total other assets	1,157,266	1,031,046

Total assets	$2,339,860	$1,668,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	399,236	238,955
Due to related parties (current portion)	1,722,141	1,768,637
Accrued expenses	908,422	884,499
Total current liabilities	3,029,799	2,892,091

Long term liabilities
Due to related parties (non-current portion)	3,805,502	3,999,751
Total long term liabilities	3,805,502	3,999,751

Total liabilities	6,835,301	6,891,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 2,500,000,000 shares
authorized and 761,531,553 and 742,341,113 shares
issued and outstanding)	761,530	742,339
Treasury stock, at cost; 6,250,000 shares	(2,641,640)	(2,641,640)
Paid in capital	51,552,978	48,458,205
Deferred compensation	(395,747)	(385,912)
Accumulated other comprehensive loss	(24)	(124)
Accumulated deficit	(53,658,028)	(51,274,033)
Noncontrolling interest	(114,510)	(122,459)
Total stockholders' deficit	(4,495,441)	(5,223,624)
Total liabilities and stockholders' deficit	$2,339,860	$1,668,218

See accompanying notes to unaudited condensed consolidated financial statements

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net Revenues	$74,810	$78,146

Operating Expenses
Cost of revenues	100,585	86,823
Business development	185,519	32,284
General and administrative	1,641,516	20,198,892
Product development	50,711	5,000
Depreciation and amortization	68,663	41,255
Total operating expenses	2,046,994	20,364,254
Loss from operations	(1,972,184)	(20,286,108)

Non-operating expense
Interest income (expense)	(72,674)	(24,915)
Other income (expense)	(411,225)	(45,942)
Loss before income tax provision	(2,456,083)	(20,356,965)
Income tax provision	-	-
Net Loss from operations	(2,456,083)	(20,356,965)
Net loss attributable to
the noncontrolling interest	72,088	42,068
Net loss	(2,383,995)	(20,314,897)

Other comprehensive income
Foreign currency translation gain	100	-
Comprehensive loss	$(2,383,895)	$(20,314,897)

Net loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	752,792,562	668,410,995

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(2,383,995)	$(20,314,897)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss attributable to investment in subsidiary	411,225	45,942
Decrease in noncontrolling interests	(72,088)	(42,068)
Loan discount interest expense	2,859	-
Depreciation and amortization	68,663	41,255
Non-cash compensation	521,771	18,949,148

Changes in assets and liabilities, net of acquistions
and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(8,994)	39,463
Deposits	-	6,000
Contract receivable, net	346	(36,485)
Due from related parties	(46,492)	(1,536,399)
Due to related parties	-	1,196,480
Accounts payable	160,278	48,013
Accrued expenses	23,923	46,747
Total adjustments	1,061,491	18,758,096
Net cash used in operating activities	(1,322,504)	(1,556,801)

Cash flows from investing activities
Deconsolidation of Korlea-TOT subsidiary	-	(83,361)
Cash acquired in acquisition of subsidiary	-	8,838
Capitalized web development and patent costs	(168,738)	(102,279)
Purchase of fixed assets	(21,886)	(102,168)
Net cash used in investing activities	(190,624)	(278,970)

Cash flows from financing activities:
Contributed capital from non-controlling equity investors	2,140,000	-
Payments on related party note	(75,000)	-
Net cash provided by financing activities	2,065,000	-

Effect of exchange rate changes on cash	100	-
Net increase (decrease) in cash	551,972	(1,835,771)

Cash at beginning of period	83,173	2,500,253
Cash at end of period	$635,145	$664,482

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$940

Non-cash investing and financing activities:
Common stock issued for acquisition of Openfilm LLC	$-	$-
Common stock issued to settle stock subscription liability	$-	$880,000
Contributed capital due from JV partner	$28,972	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q.  Accordingly, certain information and footnotes required for complete financial statements are not included herein.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s financial statements for the three months ended March 31, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2012.  It is recommended that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Commission.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Net Element, Inc., the accounts of our wholly-owned subsidiaries, Openfilm, LLC and its wholly-owned subsidiaries Openfilm, Inc., Openfilm Studios, LLC and Zivos, LLC (Ukraine for 2011 only), the accounts of our wholly-owned subsidiary Netlab Systems, LLC, its wholly-owned subsidiary Tech Solutions LTD (formerly known as Netlab Systems, LTD) (Cayman Islands) and the accounts of its representative offices in Russia and Ukraine, the accounts of our 100%-owned subsidiary NetLab Systems IP, LLC, the accounts of our 70%-owned subsidiary LegalGuru LLC, the accounts of our 75%-owned subsidiary Yapik LLC, the accounts of our 85%-owned subsidiary Splinex, LLC and its wholly-owned subsidiary IT Solutions LTD (formerly known as Splinex LTD)(Cayman Islands), the accounts of our wholly-owned subsidiary Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC (Music1, LLC and A&R Music Live, LLC are sometimes together referred to in this Report as “Music”), and the accounts of our wholly-owned subsidiary Motorsport, LLC and its wholly-owned subsidiary Motorsport.com, Inc. (the Company acquired the remaining 20% interest not owned in Motorsport.com, Inc. on January 10, 2012).  All material intercompany accounts and transactions have been eliminated in this consolidation.

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

Cash

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  All non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions.  As such, our bank balances did not exceed FDIC limits at March 31, 2012 and December 31, 2011.

We maintain bank accounts in Russia, Ukraine and Cayman Islands associated with our offshore engineering offices. The following details the balances and countries where we maintain foreign bank balances:

Location	Country	US Dollar Equivalent Balance at 03/31/12	US Dollar Equivalent Balance at 12/31/11
Netlab Systems, LLC Russian Representative Office	Russia	$6,022	$4,516
Netlab Systems, LLC Ukrainian Representative Office	Ukraine	$28	$4,178
Zivos, LLC	Ukraine	$9	$69
Tech Solutions, LTD (fka Netlab Systems, LTD)	Cayman Islands	$1,284	$971

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

We capitalize our costs that are directly related to website development.  These costs include platform services, engineering, Internet hosting, Internet streaming, content delivery network fees and general and administrative expenses to directly support engineering services from the point of start to the point the application, service or website is publicly launched.

We also capitalize direct expenses associated with filing of patents and patent applications and amortize the capitalized intellectual property costs over five years beginning when the patent is approved.

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

Our revenues for the three months ended March 31, 2012 and 2011 were principally derived from the following services:

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

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of memberships to access content available on certain owned and operated websites and to be eligible to enter our contests. The majority of Openfilm’s memberships have a one month term and renew automatically at the end of each month, if not previously cancelled. Membership revenue is recognized as billed.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the three months ended March 31, 2012 and the twelve months ended December 31, 2011.

Uncertain Tax Positions

We review uncertain tax positions on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and expirations of statutes of limitations. Based on information currently available, we anticipate that over the next ninety days ongoing audit activity should be resolved relating to uncertain tax positions (See Note 14).

NOTE 2. GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $1,322,504 for the three months ended March 31, 2012, and a working capital deficit of $2,071,946 and accumulated deficit of $53,658,028 at March 31, 2012. We have historically been primarily dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations. See Note 15.

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

Our independent auditors’ report on our consolidated financial statements for the period ended December 31, 2011 contains an explanatory paragraph about our ability to continue as a going concern. Management believes that its current operating strategy, as described herein, provides the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 3. SEGMENT INFORMATION

At March 31, 2012 and March 31, 2011, our sole reportable business segment was our online businesses in music, film, motorsport and professional marketing services.

NOTE 4. ACQUISITIONS OF MOTORSPORT, LLC AND MUSIC1, LLC

On February 1, 2011, we entered into a purchase agreement with Enerfund, LLC, a company controlled by Mike Zoi, to purchase all of the issued and outstanding interests in Motorsport, LLC, a Florida limited liability company that held 80% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation engaged in the operation of a news and information website relating to the international motorsport industry. Motorsport, LLC purchased its 80% interest in Motorsport.com, Inc. on December 17, 2010. We paid Enerfund an aggregate of $130,000 (exclusive of a $20,000 contingent payment relating to the purchase of certain domain names) and agreed to take over responsibility for the obligations of Motorsport, LLC contained in the Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC acquired its 80% interest in Motorsport.com, Inc., which obligations included, among other things, the aggregate payment to the original stockholders of Motorsport.com, Inc. of an additional $450,000 payable in four quarterly installments, without interest, commencing on December 1, 2013.  The domain names and related registrations were not purchased, as required, by June 16, 2011; hence the contingent amount ($20,000) will not be paid. The original sellers have a security interest in the domain names of Motorsport.com, Inc. as collateral for payment of the additional purchase price.

On January 10, 2012, the terms of the December 17, 2010 Stock Purchase Agreement were amended, reducing the $450,000 payment to $300,000, payable in four annual cash installments of $75,000 commencing January 10, 2012, plus the issuance of 1,333,333 shares of the Company’s common stock on January 10, 2012. In addition, on January 10, 2012, Motorsport exercised its option to acquire the remaining 20% interest in Motorsport.com, Inc. held by the original stockholders for the issuance to the sellers of an aggregate of 3,333,333 shares of the Company’s common stock. The Company recognized a loss of $411,225 for this transaction which was recorded in other expense for the three months ended March 31, 2012.

The net assets of Motorsport, LLC were recorded at book basis (“carryover historical cost”) as the transaction was accounted for as a merger of entities under common control.  The following table provides summary balance sheet information of Motorsport, LLC as of the date of acquisition (February 1, 2011):

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

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $184,592. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate amount of $186,808.

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

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC (a company controlled by Mike Zoi) in the principal amount of $128,890. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $131,827.

NOTE 5. JOINT VENTURES

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

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with Curtis Wolfe in connection with the formation of LegalGuru LLC, a Florida limited liability company. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, who is a director and Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru LLC, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru LLC. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000.  Mr. Wolfe is the Chief Executive Officer and Chairman of LegalGuru LLC at a salary, beginning March 1, 2011, of $10,000 per month, of which, beginning June 16, 2011, $8,000 is payable in cash and $2,000 is payable in stock options of the Company. Upon launch of the website and commencement of commercial operations (currently expected in the second quarter of 2012), Mr. Wolfe’s salary was to increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we would have withheld an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC.  Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

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

On April 24, 2012, we entered into an amended and restated joint venture agreement, dated as of December 31, 2011 (the “Amended Agreement”), with Curtis Wolfe regarding the Company’s subsidiary LegalGuru LLC. The Amended Agreement amends and restates the LegalGuru JV Agreement described above (the “Original Agreement”). The Amended Agreement requires the Company and Mr. Wolfe to invest up to an aggregate of $900,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $100,000 and the Company investing up to an aggregate of $800,000. As noted above, the Original Agreement required the Company and Mr. Wolfe to invest up to an aggregate of $1,000,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $200,000 and the Company investing up to an aggregate of $800,000. In connection with the $100,000 reduction in the amount required to be invested in LegalGuru LLC by Mr. Wolfe, Mr. Wolfe agreed to maintain his current salary of $10,000 per month, with $8,000 of such amount paid in cash and $2,000 paid in stock options of the Company, until LegalGuru LLC generates at least $500,000 in revenue. As of March 31, 2012, Mr. Wolfe had invested $71,279 in LegalGuru LLC and the Company had invested $830,983 in LegalGuru LLC. The Company agreed that Mr. Wolfe would be entitled to serve on the Company’s Board of Directors for so long as the Company holds a majority interest in LegalGuru LLC. Mr. Wolfe continues to have the right, for 36 months from March 29, 2011, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

Pursuant to the governing documents, distributions to the members of LegalGuru LLC are to be made in accordance with their respective percentage ownership interests. The LLC Agreement provides that Mr. Wolfe shall have the right to be appointed as a director of LegalGuru LLC and to appoint one other director of LegalGuru LLC, and that the Company shall have the right to appoint one director of LegalGuru LLC. The LLC Agreement grants each member of LegalGuru LLC rights of first refusal and tag along and drag along rights with respect to a member’s proposed sale of its membership interest in LegalGuru LLC.

See Note 15 for information regarding certain joint venture arrangements entered into subsequent to March 31, 2012.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

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

Capitalized website development costs are included in other assets. For the three months ended March 31, 2012, we capitalized $161,588 of website development costs related to our Music, social network (Yapik), and legal websites. Additionally, we amortized $26,510 to depreciation and amortization expense for the three months ended March 31, 2012 leaving a balance of $542,314 for capitalized website development.

For the three months ended March 31, 2012, we capitalized patent costs for $7,150 and we amortized $1,008, leaving a balance of $28,393 for capitalized patent costs on that date.

Additionally, on February 1, 2011, we acquired Motorsport, LLC and Music1, LLC from a related party (Enerfund) and we assumed the balance sheets of Motorsport, LLC and Music1, LLC with existing intangible assets as follows:

Intangible Asset	Motorsport, LLC	Music1, LLC
Content	$14,376	$4,791
Domain Name	95,833	6,503
Customer List	95,833	-
Goodwill	442,223	-
TOTALS	$648,265	$11,294

For the three months ended March 31, 2011, we capitalized 92,378 in website development costs and amortized $2,465, leaving a balance of of $89,913 on March 31, 2011.

NOTE 7. FIXED ASSETS

Depreciation and amortization expense was $68,663 for the three months ended March 31, 2012 and $41,255 for the three months ended March 31, 2011.

NOTE 8. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At March 31, 2012 and December 31, 2011, accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued professional fees	$112,200	$122,500
Promotion Expense	50,000	50,000
Accrued interest	253,786	183,971
Accrued payroll	94,359	122,223
Deferred revenue	184,772	185,362
Other accrued expenses	213,305	220,443
	$908,422	$884,499

NOTE 9. NOTES PAYABLE

On December 14, 2010, the Company assumed a $1,667,020 loan to Openfilm from Enerfund, LLC when the Company purchased Openfilm on that date. The loan agreement is dated December 10, 2010 and matures two years from that date. The annual interest rate is 5% payable annually on December 31.

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $184,592. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate amount of $186,808.

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $128,890. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time.  On February 24, 2011, this loan was repaid with accrued interest for an aggregate of $131,827.

On May 16, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000, which is the balance outstanding at March 31, 2012.  The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1,600,000, which is the outstanding balance at March 31, 2012. The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014.  The note may be pre-paid at any time without penalty.  Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.

At December 31, 2011, Enerfund had made advances to the Company for $100,785, which were recorded as due to related parties (current portion). Subsequent to December, Enerfund advanced additional monies to the Company. The Company repaid all advances to Enerfund ($905,317) on March 6, 2012 that were made between December 31, 2011 and March 6, 2012.

See Note 15 for information regarding notes payable entered into subsequent to March 31, 2012.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Openfilm has completed two “Get it Made” competitions.  The first contest completed in September 2010, awarded $250,000 in cash ($50,000) and services ($200,000) to produce a film suitable for distribution.  The services are provided once the winner provides a screenplay in acceptable form to Openfilm.  The second contest winner was announced in June 2011 and $500,000 was awarded in cash ($50,000) and services ($450,000) to produce a feature film suitable for distribution.  The terms of this contest require the winner to submit an acceptable screenplay within six months.  The Company has recorded $100,000 in expense relating to the cash prizes awarded.  The services will be charged to operations over the expected time it takes to produce the films beginning once acceptable screenplays have been submitted to and approved by Openfilm.

The Company has been developing a concept called BMA (Brand Marketing Alliance) whereby the Company will aggregate content and sell advertising. A consultant has been retained that is responsible for building the business and has the opportunity to earn equity based compensation once the project becomes cash flow positive. On March 26, 2012, the Board of Directors approved five year, stock option grants totaling 3,625,000 options to purchase the Company’s common stock at $0.18 per share subject to the BMA project becoming cash flow positive.

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

NOTE 11. STOCKHOLDERS’ EQUITY

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

Effective as of March 29, 2011, we entered into a joint venture arrangement with Curtis Wolfe in connection with the formation of LegalGuru LLC, a Florida limited liability company. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, through Lobos Advisors, LLC, owns a 30% interest in LegalGuru LLC. Mr. Wolfe has the right, for 36 months from March 29, 2011, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

On May 3, 2011, the Company entered into an agreement with Roger Elliot to purchase content for cash and stock. The Company agreed to provide Roger with 60,000 shares of common stock for every 300 hours of content provided plus a 25,000 stock bonus for performance. Roger has provided over 300 hours of content and the Company recorded a charge of $14,182 for the three months ended March 31, 2012 to reflect the value of the 85,000 shares provided to Roger.

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

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from its selling shareholder in exchange for the issuance of up to 10 million shares of common stock of the Company. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind the Stock Purchase Agreement.

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

On February 10, 2012, the board approved a stock option grant to key employees awarding 1,600,000 fully-vested options with a strike price of $0.16 and a life of five years

On February 23, 2012, the Company entered into a Subscription Agreement pursuant to which it sold 13,333,334 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000.10, or $0.15 per share.

On March 7, 2012, the Company entered into a consulting agreement with CSFG1 who agreed to provide certain investor relations services in exchange for $3,000 in cash and 25,000 restricted shares of the Company’s common stock per month. This agreement was terminated by the Company effective May 31, 2012.

On March 26, 2012, the Company granted 460,000 shares of common stock to Michael Waltrip in exchange for his participation on the Motorsport Advisory Board and his participation in building the Motorsport.com business in general. The agreement is for two years and the Company recorded $7,667 in non-cash compensation expense from the date of agreement (January 26, 2012) to March 31, 2012.

NOTE 12. STOCK OPTIONS, WARRANTS AND STOCK BASED COMPENSATION

Stock Options and Warrants

On March 6, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 3,971,500 shares of common stock at an exercise price of $0.10 per share to certain employees and consultants under our 2004 Stock Option Plan. The Company valued the options using a Black-Scholes model and recorded a compensation charge of $39,715. The options vest over three years at 33.3% per year with vesting for a particular year occurring on the anniversary date of the grant. At March 31, 2012, 1,184,400 of the 3,971,500 options were forfeited by employees that are no longer with the Company.

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

On August 9, 2011, we issued incentive stock options to purchase 1,500,000 shares of our common stock under our 2011 Equity Incentive Plan to our Chief Revenue Officer at an exercise price of $0.06 per share with a term of 5 years, subject to a three-year vesting schedule.  The Chief Revenue Officer’s’ employment was terminated in November 2011 and he has one year to exercise vested options or they will terminate.

On August 9, 2011, the Board of Directors approved the issuance of five-year stock options to purchase shares of common stock of the Company to employees taking salary reductions.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge, using a Black-Scholes model for the following issuances in 2011 of fully vested options.

Date Range	# Options Issued	Strike Price of Options	Grant Expiration Date	2011 Compensation Charge
6/15/11-7/31/11	555,207	$0.06	08/07/16	$76,645
August, 2011	62,052	$0.20	08/29/16	$22,959
September, 2011	350,494	$0.15	09/28/16	$52,574
October, 2011	342,223	$0.15	10/29/16	$51,333
November, 2011	179,306	$0.21	11/30/16	$37,654
December, 2011	52,591	$0.60	12/29/16	$31,555
Totals	1,541,873			$272,720

Effective as of March 29, 2011, we entered into a joint venture arrangement with Curtis Wolfe in connection with the formation of LegalGuru LLC, a Florida limited liability company. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, through Lobos Advisors, LLC, owns a 30% interest in LegalGuru LLC. Mr. Wolfe has the right, for 36 months from March 29, 2011, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

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

On February 10, 2012, the Board of Directors approved the issuance of 1,600,000, five-year stock options to purchase shares of common stock of the Company for $0.16 per share to certain employees.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge of $256,000, using a Black-Scholes model for the issuance of fully vested options.

On March 31, 2012, the Company issued five-year stock options to purchase shares of common stock of the Company to employees taking salary reductions for the first quarter of 2012.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge for $95,899, using a Black-Scholes model for the issuance of 550,340 fully vested options.

At March 31, 2012, the Company had options to purchase 9,124,241 shares of common stock outstanding under its stock option plans, of which options to purchase 7,256,884 shares of common stock are vested, with a weighted average exercise price of $0.15 per share and with a remaining weighted average contractual term of 5.86 years. We also had warrants to purchase 200,000,000 shares of common stock outstanding at March 31, 2012 with a strike price of $0.05 per share and a remaining contractual term of 3.31 years and warrants to purchase an addition 47,272,727 shares if notes are converted pursuant to Subscription Agreements with TGR Energy and Enerfund, LLC.

At March 31, 2012, we had outstanding options to purchase 5,237,141 shares of common stock under our 2011 Equity Incentive Plan, of which options to purchase 5,237,141 shares of common stock are vested, with a weighted average exercise price of $0.16 per share and with a remaining weighted average contractual term of 4.77 years.

Additionally, at March 31, 2012, we had outstanding options to purchase 3,887,100 shares of common stock under our 2004 Stock Option Plan, of which options to purchase 2,019,743 shares of common stock are vested, with a weighted average exercise price of $0.14 per share and with a remaining weighted average contractual term of 7.33 years.

Stock Based Compensation

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

The remaining 2,000,000 restricted shares of common stock vest upon the Company’s attainment of $20 million in aggregate gross revenues. For the three months ended March 31, 2012, we amortized $4,217 of this amount as an expense to operations.

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

On April 4, 2011, we entered into a public relations contract with Roar Media, LLC to provide press related services and assist with community outreach and strategic alliances. The term of this agreement was for six months and provided for monthly remuneration of $14,000 and 5,000 shares of our common stock, with an option by the Company to renew for successive six-month periods. This agreement was modified to provide remuneration in July of $7,000 and 5,000 shares. August and September were revised to $6,500 per month plus 5,000 shares per month. Beginning in October, we have agreed to the same terms, as revised, on a month to month basis. For the three months ended March 31, 2012, the Company issued Roar 15,000 shares of the Company’s common stock and recorded a charge of $3,750 based on the fair value of stock provided.

On May 3, 2011, the Company entered into an agreement with a consultant to purchase content for cash and stock. The Company agreed to provide Roger with 60,000 shares of common stock for every 300 hours of content provided plus a 25,000 stock bonus for performance. Roger has provide over 300 hours of content and the Company recorded a charge of $14,182 for the three months ended March 31, 2012 to reflect the value of the 85,000 shares provided to Roger.

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

On December 13, 2011, the board of directors appointed Felix Vulis as a director of the Company. In connection with his service as board member, Mr. Vulis was granted 800,000 restricted common shares of the Company. These shares vest over two years and the Company recorded a compensation charge of $12,000 for the three months ended March 31, 2012. Our total charge will be $96,000 over two years based on the fair value of shares provided.

On January 26, 2012, the Company entered into an Advisory Board Agreement with Michael Waltrip for a term of two years. Mr. Waltrip will help develop the Company’s motorsport business by participating in Motorsport Advisory Board meetings and attending industry functions to help promote Motorsport.com. For his service, Mr. Waltrip was granted 460,000 shares of the Company’s common stock and recorded a charge for $7,667 representing two months of a twenty-four month agreement. Our total charge for this grant will be $92,000 based on the fair value of the stock provided on the date of grant.

On March 7, 2012, the Company entered into a consulting agreement with CSFG1 who agreed to provide certain investor relations services in exchange for $3,000 in cash and 25,000 restricted shares of the Company’s common stock per month. This agreement was cancelled effective May 31, 2012.

Motorsport.com appointed Pietro Fittipaldi, a junior Nascar race car driver and grandson of the Chairman of Motorsport.com, to its Advisory Board. On March 26, 2012, the Company’s board of directors approved the issuance 500,000 stock options pursuant to the Company’s 2011 Equity Incentive Plan, as part of an Advisory Agreement. Additionally, Motorsport.com entered into a Consulting Agreement with Dan Goodstadt, an advisor to Emerson Fittipaldi, Motorsport.com’s Chairman, pursuant to which the board of directors approved the issuance of stock options to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2011 Equity Incentive Plan. Our charge for this grant will be $270,000 over two years beginning April 1, 2012.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company is party to a $1,666,667 loan from Enerfund, LLC to Openfilm with a two-year term dated December 10, 2010. The interest rate is 5% per year, payable on December 31 of each year. See Note 9.

On January 31, 2011, Motorsport, LLC entered into a three-year, 5% $184,592 loan agreement with Enerfund, LLC. On February 1, 2011, the Company acquired the equity of Motorsport from Enerfund. The loan was repaid on February 24, 2011. See Note 9.

On January 31, 2011, Music1, LLC entered into a three-year, 5% $128,890 loan agreement with Enerfund, LLC. On February 1, 2011, the Company acquired the equity of Music1 from Enerfund. The loan was repaid on February 24, 2011. See Note 9.

On February 1, 2011, we purchased all of the equity interests in each of Motorsport, LLC and Music1, LLC from Enerfund, LLC. See Note 4.

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

Effective as of March 29, 2011, we entered into a joint venture arrangement with Curtis Wolfe in connection with the formation of LegalGuru LLC. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, who is a director and Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru LLC, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru LLC. On April 24, 2012, we entered into with Curtis Wolfe an amended and restated joint venture agreement, dated as of December 31, 2011, which amends and restates the joint venture agreement originally entered into as of March 29, 2011. In addition, on April 24, 2012, we entered into the Limited Liability Company Operating Agreement of LegalGuru LLC, dated effective as of March 31, 2011, with Lobos Advisors, LLC, a company of which Curtis Wolfe is the President and managing member, and LegalGuru LLC. See Note 5.

On May 16, 2011, the Company issued a three-year, 5% unsecured convertible promissory note in the amount of $2,000,000 to Enerfund, LLC. See Note 9.

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from its selling shareholder, Denise Muyco (who is the spouse of our President and Chief Operating Officer, Richard Lappenbusch), in exchange for the issuance of 10 million shares of our common stock. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind that transaction. The 10 million shares of our common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred by the Company through March 31, 2012 ($201,557), are reflected as advances in our consolidated balance sheets. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue the Company a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from a bona fide third party in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore.

On October 24, 2011, the Company issued a three-year unsecured convertible promissory note in the amount of $1,600,000 to Enerfund, LLC. See Note 9.

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

On May 14, 2012, the Company entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund maturing November 1, 2012. The interest rate is 5% per annum.

NOTE 14. UNCERTAIN TAX POSITION

In the past, we have been delinquent in the filing of our federal tax returns for several years. Although we did not owe tax due to a lack of profits, we incurred penalties and interest in the amount of $60,000 for the failure to file returns. We are in the process of appealing this assessment.

NOTE 15. SUBSEQUENT EVENTS

On April 6, 2012, the Company entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy. Pursuant to the Joint Venture Agreement, the parties agreed to form a limited liability company under the laws of the Russian Federation named Music1 (“Music1 Russia”), which would be owned 67% by the Company’s newly formed subsidiary Net Element Russia and 33% by a newly formed company controlled by Mr. Krutoy which is to be named K1 Holdings. The general purpose of the Music1 Russia joint venture is to promote the Company’s www.music1.com platform in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union).

For a nominal amount, K1 Holdings acquired 33% ownership interest in Music1 Russia. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities, propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 5 million shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia.

Pursuant to the Joint Venture Agreement, the first $4 million of distributions by Music1 Russia are required to be made 50% to Net Element Russia and 50% to K1 Holdings. Thereafter, the next $13 million of distributions by Music1 Russia are required to be made 100% to Net Element Russia. Thereafter, distributions by Music1 Russia are required to be made in proportion to Net Element Russia’s and K1 Holdings’ respective ownership interests in Music1 Russia.

The Joint Venture Agreement also provides that Mr. Krutoy will enter into a Subscription Agreement to purchase 13,333,333 shares of common stock of the Company for an aggregate purchase price of $2 million. The Company expects to close this transaction in the second quarter.

On April 24, 2012, we entered into an amended and restated joint venture agreement with an effective date of December 31, 2011, which amends and restates the joint venture agreement originally entered into with Mr. Wolfe as of March 29, 2011 in connection with the formation of LegalGuru LLC. In addition, on April 24, 2012, we entered into the Limited Liability Company Operating Agreement of LegalGuru LLC, dated effective as of March 31, 2011, with Lobos Advisors, LLC, a company of which Curtis Wolfe is the President and managing member, and LegalGuru LLC. See Note 5.

On May 14, 2012, the Company entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund maturing November 1, 2012. The interest rate is 5% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011.

Overview; Recent Developments

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

There are five core website services in the Net Element portfolio including:

•	A&R Music Live (www.arlive.com) – an artist discovery and music review service that educates aspiring talent and connects them with music record company A&R (i.e., record company divisions that are responsible for talent scouting and overseeing the artistic development of recording artists) and music supervisors through webinars for entertainment contracts and employment.
•	Motorsport.com (www.motorsport.com) – a motorsport racing news site for fans and teams with industry award winning editorial content and unique multimedia capabilities.
•	Openfilm (www.openfilm.com) – an independent film hosting site that operates two content management service platforms – one for the Business to Consumer market and the other for the Business to Business market (Launchpad).
•	LegalGuru (www.legalguru.com) – intended to be a resource for consumers with potential legal issues that would offer attorneys and other professionals compelling ways to showcase their talents and specialties and find new clients. LegalGuru is still under development stage and its website was launched in April.
•	Yapik (www.yapik.com) – a set of mobile and web applications that enable college students to barter, buy, sell, or trade goods or services in a digital environment tailored for the campus experience.

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

Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011

We reported a net loss of  $2,383,995, or $(0.00) per share, for the three months ended March 31, 2012, as compared with a net loss of $20,314,897, or $(0.03) per share, for the three months ended March 31, 2011.  Basic and diluted weighted average shares outstanding were 752,792,562 and 668,410,995 for the quarters ended March 31, 2012 and 2011, respectively.

Net revenues consist of license fees, advertising fees, membership fees and other service fees.  Net revenues for the three months ended March 31, 2011 were $74,810, which related primarily to fees generated by Music ($34,031), Motorsport ($31,960) and Openfilm ($8,238), as compared with $78,146 in revenue for the three months ended March 31, 2011, which related primarily to fees generated by Openfilm ($50,689), Music ($17,633) and Motorsport ($6,758). Music revenues are primarily services fees while Motorsport revenues are primarily advertising. Openfilm revenues are a mix of license fees, advertising and subscription fees.

Operating expenses totaled $2,046,994 for the three months ended March 31, 2012, as compared to total operating expenses of $20,364,254 for the three months ended March 31, 2011. Most of total operating expenses in each of such periods consisted of general and administrative expenses. For the three months ended March 31, 2012, general and administrative expenses were $1,641,516, or 80.2% of total operating expenses during that period. For the three months ended March 31, 2011, general and administrative expenses were $20,198,892, or 99.2% of total operating expenses during that period. The components of our general and administrative expenses are discussed below.

Cost of revenues represents direct costs of generating revenues, including commissions, content acquired and created and certain payroll expense that is directly related to revenue creation.  Cost of revenues for the three months ended March 31, 2012 was $100,585 as compared to $86,823 for the three months ended March 31, 2011, which represents an increase of $13,762, or 15.9%. Motorsport cost of revenues of $60,106 for the three months ended March 31, 2012, increased $8,907 over $51,199 for the three months ended March 31, 2011. This increase was due to increased hosting & streaming costs, higher costs for content acquisition and commissions as well as higher costs for web development efforts during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities.  Business development expenses increased by $153,235, or 475%, to $185,519 for the three months ended March 31, 2012 as compared with $32,284 for the three months ended March 31, 2011.  For the quarter ended March 31, 2012, business development expenses were primarily attributable to corporate activities ($175,748), and LegalGuru ($8,979). Business development expenses for the three months ended March 31, 2011 were primarily attributable to Motorsport ($24,158) and other corporate activities ($6,790). Business development expenses attributable to corporate activities related primarily to business development of new website and services opportunities.  LegalGuru business development expenses related primarily to marketing efforts.  Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items. The primarily reasons for the increase in business development expense for the three months ended March 31, 2012 was $132,953 of expense related to promotion at Ferrari North American Challenge and $37,385 increase in travel relating to business development, partially offset by decreases in Motorsport of $15,179 as we did not have paid marketing professionals or promotional items at race events during 2012.

General and administrative expenses were $1,641,516 for the three months ended March 31, 2012 as compared to $20,198,892 for the three months ended March 31, 2011, representing a decrease of $18,557,376.  General and administrative expenses for the three months ended March 31, 2012 and 2011 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the three months ended March 31, 2012 and 2011 were attributable to the properties or subsidiaries of the Company as follows:

Property or Entity	Three months ended March 31, 2012	Three months ended March 31, 2011
Net Element Corporate	$995,207	$19,783,591
Openfilm / Launchpad	35,703	119,253
Music1 / A&R Live (purchased 2/1/11)	107,561	52,002
Motorsport (purchased 2/1/11)	120,373	41,531
Social Networking (Yapik) (formed in 2011)	39,210	7,625
Legal Guru (formed in March, 2011)	54,804	9,885
Netlab Systems / Splinex	288,658	185,005
Total general and administrative	$1,641,516	$20,198,892

General and administrative expenses for Net Element Corporate were $995,207 for the three months ended March 31, 2012 as compared to $19,783,591 for the three months ended March 31, 2011. For the three months ended March 31, 2012, general and administrative expenses for Corporate consisted primarily of $521,497 in non-cash compensation expense relating to the issuance of stock, options and warrants, $220,933 of payroll expenses, $191,870 of professional fees and $46,816 of recruiting expense.

Of the $19,783,591 in general and administrative expenses for corporate for the three months ended March 31, 2011, $18,945,384 is attributable to non-cash compensation expense relating primarily to charges for stock and options provided under a subscription agreement with Enerfund during the period. Of the $838,207 remaining in general and administrative expenses for the three months ended March 31, 2011, $455,184 consisted of payroll expense, $99,928 was for recruiting expenses, $69,464 in professional fees, $50,000 for accrual of disputed tax penalties (see Note 14 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), $41,879 in travel, $41,313 in rent and $80,439 of other general and administrative expenses.

Motorsport and Music were both purchased on February 1, 2011 so the three months ended March 31, 2011 only includes two months of operating expenses for each of those subsidiaries. Additionally, subsequent to acquisition, the Company increased its development efforts for both consolidated entities, which contributed to higher general and administrative expenses in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Legal Guru and Yapik both started accumulating expenses in March of 2011 as start-up businesses, which explains the variance between general and administrative expenses for the three months ended March 31, 2012 versus the three months ended March 31, 2011.

Product development expense was $50,711 for the three months ended March 31, 2012 as compared to $5,000 for the three months ended March 31, 2011 when the Company had more limited product development efforts.  Product development expense consists of research and development on new ideas for existing and to be formed websites and services as well as work that may result in the Company seeking patents for particular technology or business processes.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $68,663 for the three months ended March 31, 2012 as compared with $41,255 for the three months ended March 31, 2011.   Additionally, capitalized costs related to website development and intangible assets were $735,043, net at March 31, 2012 as compared with $608,823 at March 31, 2011.  Capitalized website development and intangible assets of $735,043 at March 31, 2012 includes $542,314 of capitalized web development, $28,393 for the direct costs of acquiring patents and $164,336 related to website content, customer lists and domain names (Motorsport, LLC ($143,125) and Music1, LLC ($21,211)).

Interest expense was $72,674 for the three months ended March 31, 2012 as compared with $24,915 for the three months ended March 31, 2011.  Interest expense for the three months ended March 31, 2012 includes interest on convertible loans from Enerfund to Net Element ($49,025 in interest expense at 5% per anum) with principal balances totaling $3,600,000 and a loan from Enerfund to Openfilm with a principal balance of $1,667,762 ($20,790 in interest expense at 5% per annum). The interest expense in 2011 was primarily attributable to the loan from Enerfund to Openfilm, LLC ($20,559 in interest expense) with a principal balance of $1,667,762 and an interest rate of 5% per annum.

Other expenses totaled $411,225 for the three months ended March 31, 2012 compared to other expenses of $45,942 for the three months ended March 31, 2011. Other expenses for three months ended March 31, 2012 related primarily to the amendment of amounts payable to old Motorsport.com owners and other expense for the three months ended March 31, 2011 related primarily to adjusting our carrying value of Korlea-TOT to fair value on January 1, 2011.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, and Splinex, LLC was $72,088 for the three months ended March 31, 2012 as compared with $42,068 for the three months ended March 31, 2011. Non-controlling interest for the three months ended March 31, 2012 were primarily attributable to LegalGuru ($37,687) and Yapik ($28,479). The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Liquidity and Capital Resources

At March 31, 2012, we had an accumulated deficit of $53,658,028, negative working capital of $2,071,946 and cash of $635,145. We had a net loss of $2,383,995 for the three months ended March 31, 2012, a net loss of $20,314,897 for the three months ended March 31, 2011, and further losses are anticipated. We had negative cash flows from operations of $1,322,504 for the three months ended March 31, 2012 and negative cash flows from operations of $1,556,801 for the three months ended March 31, 2011.

We have historically been primarily dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations.

On December 14, 2010, the Company assumed a $1,667,020 loan to Openfilm from Enerfund when the Company purchased Openfilm on that date. The loan agreement is dated December 10, 2010 and matures two years from this date. The annual interest rate is 5% payable annually on December 31.

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

On April 24, 2012, we entered into an amended and restated joint venture agreement with an effective date of December 31, 2011, which amends and restates the joint venture agreement originally entered into with Mr. Wolfe as of March 29, 2011 in connection with the formation of LegalGuru LLC. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, who is a director and Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru LLC, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru LLC. The amended and restated joint venture agreement requires the Company and Mr. Wolfe to invest up to an aggregate of $900,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $100,000 and the Company investing up to an aggregate of $800,000. As noted above, the original joint venture agreement required the Company and Mr. Wolfe to invest up to an aggregate of $1,000,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $200,000 and the Company investing up to an aggregate of $800,000. In connection with the $100,000 reduction in the amount required to be invested in LegalGuru LLC by Mr. Wolfe, Mr. Wolfe agreed to maintain his current salary of $10,000 per month, with $8,000 of such amount paid in cash and $2,000 paid in stock options of the Company, until LegalGuru LLC generates at least $500,000 in revenue. As of March 31, 2012, Mr. Wolfe had invested $71,279 in LegalGuru LLC and the Company had invested $830,983 in LegalGuru LLC. For additional information, see Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

On April 15, 2011, we entered into a two-year cross advertising transaction with Ferrari North America, Inc. whereby we contracted to pay $50,000 per year in cash and provide $200,000 within two years in advertising value on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over two race seasons. This arrangement provides us with marketing outreach and exposure to potential investors. The agreement stipulates that the Ferrari Challenge must advertise on any Net Element website within one year from date of execution.  Accordingly, we will recognize $200,000 in advertising revenue as Ferrari utilizes the advertisements.  Of the total cash expense of the sponsorship ($100,000 over two years), $50,000 was recognized as a charge to operations over the five month period May to September 2011 during the Ferrari Challenge. Additionally, the Company recorded a $200,000 expense during 2011 for the value of website services provided in exchange for the sponsorship.

On May 16, 2011 we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000. The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014. The loan may be pre-paid at any time without penalty. Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Enerfund has funded the full amount of this note and the balance at March 31, 2012 was $2,000,000.

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

On August 9, 2011, we entered into a Stock Purchase Agreement pursuant to which we were to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from its selling shareholder, Denise Muyco (who is the spouse of our President and Chief Operating Officer, Richard Lappenbusch), in exchange for the issuance of 10 million shares of our common stock. On November 10, 2011, the Company and the selling shareholder mutually agreed to terminate and unwind that transaction. The 10 million shares of our common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred by the Company through March 31, 2012 ($201,557), are reflected as advances in our consolidated balance sheets. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue the Company a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from a bona fide third party in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1,600,000. The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014. The note may be pre-paid at any time without penalty. Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share. Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share. Enerfund has funded the full amount of this note and the balance at March 31, 2012 was $1,600,000.

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

On February 24, 2012, the Company entered into a Shareholder Rights Agreement (the “Shareholder Rights Agreement”) with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC. The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC are directly or indirectly owned and controlled by Mike Zoi. Pursuant to the Shareholder Rights Agreement, the Shareholders agreed to certain corporate governance matters pertaining to the Company and the Company granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees (collectively, the “Holders”). Upon demand by any of the Holders, the Company agreed to register from time to time with the Securities and Exchange Commission for resale (i) all shares of common stock of the Company from time to time owned by Mark Global Corporation, Kenges Rakishev or any other person or entity controlled by Kenges Rakishev, and (ii) all shares of common stock of the Company from time to time owned by TGR Capital, LLC, Mike Zoi or any other person or entity controlled by Mike Zoi. The Company also granted the Holders piggyback registration rights with respect to all of such shares. The Company agreed to bear substantially all expenses incidental to the registration rights granted pursuant to the Shareholder Rights Agreement. The Shareholder Rights Agreement is not effective until 12:01 a.m. (New York time) on the first business day immediately following the date on which Mark Global Corporation, together with its affiliates, has beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock. For additional information, see Note 13 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

On April 6, 2012, the Company entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy. Pursuant to the Joint Venture Agreement, the parties agreed to form a limited liability company under the laws of the Russian Federation named Music1 (“Music1 Russia”), which would be owned 67% by the Company’s newly formed subsidiary Net Element Russia and 33% by a newly formed company controlled by Mr. Krutoy which is to be named K1 Holdings. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities, propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 5 million shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. The Joint Venture Agreement also provides that Mr. Krutoy will enter into a Subscription Agreement to purchase 13,333,333 shares of common stock of the Company for an aggregate purchase price of $2 million. For additional information, see Note 15 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

On May 14, 2012, the Company entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund maturing November 1, 2012. The interest rate is 5% per annum.

As a result of our history of recurring losses and our accumulated deficit and stockholders’ deficiency, the audit report of our independent registered public accounting firm as of December 31, 2011 contains a statement expressing substantial doubt as to our ability to continue as a going concern. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance.  We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements.  As of the date this Report was filed with the Commission, management expects that our cash flows from operations and additional borrowings available under the May 14, 2012 loan agreement with Enerfund described above and the anticipated $2 million subscription agreement with Krutoy will be sufficient to meet our financial requirements through most of the second fiscal quarter of 2012.  Management currently believes that we will require an additional $4 million in financing to continue operations as currently conducted and to pay for anticipated capital expenditures over the next 12 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur.  Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets.  Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial.  Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business prospects, financial condition and results of operations and may ultimately require us to suspend or cease operations.

Off-balance sheet arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

None.

Item 4. Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in internal control over financial reporting as discussed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011.  Accordingly, management cannot provide reasonable assurance of achieving the desired control objective.  Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas.  We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and joint ventures and the continued integration of these businesses.  We have contracted to install new financial systems and that process is currently expected to be completed by December 31, 2012.  We will continue to address deficiencies as resources permit.

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Neither the Company nor any of its subsidiaries is currently a party to any pending legal proceeding, nor is any of their respective property the subject of a currently pending legal proceeding, the outcome of which would have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors during 2012 through the date of this Report from those previously discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011. In reading and evaluating the information set forth in this Report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2012, the Company issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All of the below unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and comparable exemptions under applicable state securities laws. Except as expressly set forth below, the individuals and entities to which the Company issued securities are unaffiliated with the Company. For each of such sales, no advertising or general solicitation was employed in selling the securities. The sales were made to a limited number of persons, all of whom had a substantive preexisting relationship with the Company, its directors or its executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

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

On February 23, 2012, the Company entered into a Subscription Agreement pursuant to which it sold 13,333,334 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000.10, or $0.15 per share. Mr. Rakishev was appointed as a director of the Company on April 23, 2012.

Item 5.  Other Information

On May 14, 2012, the Company entered into a $500,000 principal amount Promissory Note and Loan Agreement (the "Note") with Enerfund, LLC. The loan matures on November 1, 2012 and has an annual interest rate of 5%. The Note may be pre-paid at any time without penalty. The required repayment date of the outstanding principal under the Note may be accelerated if an event of default occurs under the terms of the Note, including in certain circumstances if the Company or its assets becomes the subject of certain voluntary or involuntary bankruptcy or insolvency proceedings or if the Company fails to timely pay principal and/or interest under the Note and such failure continues for 60 calendar days. Enerfund, LLC is owned and controlled by Mike Zoi, a director and Chief Executive Officer of the Company.

Item 6. Exhibits

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 30 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: May 15, 2012	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

2.2	Amendment dated as of January 10, 2012 among Motorsport, LLC, Tom Haapanen, Jack Durbin, Nancy Schilke and Eric Gilbert (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 24, 2004 (Registration No. 333-116817))

3.2	Certificate of Merger of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 27, 2004 (Registration No. 333-116817))

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 13, 2008 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed with the Commission on February 15, 2008)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 13, 2009 (incorporated by reference to Appendix A to the Company’s Schedule 14C filed with the Commission on February 11, 2009)

3.5	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 13, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2010)

3.6	Articles of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 4, 2011 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed with the Commission on February 4, 2011)

3.7	Bylaws of the Company, as amended and restated on April 24, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012)

4.1	Shareholder Rights Agreement, dated February 24, 2012, among Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida), Enerfund, LLC and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2012)

4.2	Consulting Agreement dated October 12, 2009 between Openfilm, LLC and James Caan, as amended by the letter agreement dated October 12, 2009 signed by Mike Zoi and the letter agreement dated September 28, 2010 among Enerfund, LLC, Dmitry Kozko, James Caan and Mike Zoi (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

10.1	Subscription Agreement dated February 2, 2012 between the Company and Felix Vulis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.2	Form of Warrant, dated February 2, 2012, with an exercise price of $0.25 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.3	Form of Warrant, dated February 2, 2012, with an exercise price of $0.50 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.4	Form of Warrant, dated February 2, 2012, with an exercise price of $1.00 per share, issued to Felix Vulis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2012)

10.5	Subscription Agreement, dated February 23, 2012, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2012)

10.6	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.7	First Amendment, effective as of the 19th day of April, 2012, to the Subscription Agreement by and between Net Element, Inc., a Delaware corporation, and Kenges Rakishev, dated as of February 23, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012)

10.8	Amended and Restated Guru Joint Venture Agreement dated as of December 31, 2011 between Net Element, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.9	Limited Liability Company Operating Agreement of LegalGuru LLC dated effective as of March 31, 2011 among LegalGuru LLC, Net Element, Inc. and Lobos Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.10*	Promissory Note and Loan Agreement dated May 14, 2012 between Enerfund, LLC and Net Element, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), is furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

____________________

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

