Form 10-Q
period 2012-06-30
Net Element, Inc.
filed 2012-08-09
CIK 1293330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-51108

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0715816
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1450 S. Miami Avenue
Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, $.001 par value, of the registrant as of August 9, 2012 was 772,576,023

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Net Element,” “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect the current views of our management with respect to future events. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “will continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and under other applicable laws. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond our control. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: our ability (or inability) to continue as a going concern, the failure of our proposed merger with Cazador Acquisition Corporation Ltd. to close for any reason, the willingness of our controlling stockholders, TGR Capital, LLC and Enerfund, LLC, which are controlled by our Chairman and CEO, Mike Zoi, to continue investing in Net Element to fund our working capital requirements, our ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, our ability (or inability) to adequately address the material weaknesses in our internal control over financial reporting, development or acquisition of additional online media businesses, attracting and retaining competent management and other personnel, successful implementation of our business strategy, continued development and market acceptance of our technology, protection of our intellectual property, and successful integration and promotion of any business developed or acquired by us.  If these or other risks and uncertainties (including those described in our Annual Report, as amended, on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “Commission”) and our subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

2

Net Element, Inc.

Form 10-Q

For the Quarter Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$1,534,448	$83,173
Contract receivable, net	9,060	6,285
Prepaid expenses and other assets	239,729	266,583
Total current assets	1,783,237	356,041

Fixed assets
Furniture and equipment	214,760	205,886
Computers	285,088	212,019
Leasehold improvements	19,955	19,955
Less: accumulated depreciation	(270,915)	(208,858)
Total fixed assets (net)	248,888	229,002

Other Assets
Capitalized website development and intangible assets (net)	719,619	608,823
Goodwill	422,223	422,223
Deposits	52,129	52,129
Total other assets	1,193,971	1,083,175

Total assets	$3,226,096	$1,668,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	520,854	238,955
Note payable (current portion)	75,000	-
Due to related parties (current portion)	2,318,717	1,768,637
Accrued expenses	1,048,140	884,499
Total current liabilities	3,962,711	2,892,091

Long term liabilities
Note payable (non-current portion)	133,081	-
Due to related parties (non-current portion)	3,600,000	3,999,751
Total long term liabilities	3,733,081	3,999,751

Total liabilities	7,695,792	6,891,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 100,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.001 par value, 2,500,000,000 shares authorized and 772,576,023 and 742,341,113 shares issued and outstanding)	772,574	742,339
Treasury stock, at cost; 6,250,000 shares	(2,641,640)	(2,641,640)
Paid in capital	54,005,221	48,458,205
Deferred compensation	(552,483)	(385,912)
Accumulated other comprehensive loss	(9,001)	(124)
Accumulated deficit	(55,805,741)	(51,274,033)
Noncontrolling interest	(238,626)	(122,459)
Total stockholders' deficit	(4,469,696)	(5,223,624)
Total liabilities and stockholders' deficit	$3,226,096	$1,668,218

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net Revenues	$37,818	$26,058	$112,628	$104,204

Operating Expenses
Cost of revenues	100,154	285,367	199,781	372,190
Business development	278,506	72,730	464,026	105,014
General and administrative	1,665,359	1,426,962	3,285,867	21,625,854
Product development	73,972	41,585	146,648	46,585
Depreciation and amortization	119,678	23,624	188,341	64,879
Total operating expenses	2,237,669	1,850,268	4,284,663	22,214,522
Loss from operations	(2,199,851)	(1,824,210)	(4,172,035)	(22,110,318)

Non-operating expense
Interest expense	(71,727)	(32,378)	(144,401)	(57,293)
Other expense	-	-	(411,225)	(45,942)
Loss before income tax provision	(2,271,578)	(1,856,588)	(4,727,661)	(22,213,553)
Income tax provision	-	-	-	-
Net Loss from operations	(2,271,578)	(1,856,588)	(4,727,661)	(22,213,553)
Net loss attributable to the noncontrolling interest	123,865	128,175	195,953	170,243
Net loss	(2,147,713)	(1,728,413)	(4,531,708)	(22,043,310)

Other comprehensive income
Foreign currency translation loss	(8,977)	-	(8,876)	-
Comprehensive loss	$(2,156,690)	$(1,728,413)	$(4,540,584)	$(22,043,310)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	764,624,650	736,324,911	758,708,606	702,367,953

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(4,531,708)	$(22,043,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to Investment in Subsidiary	411,225	45,942
Decrease in noncontrolling interests	(195,953)	(170,243)
Loan discount interest expense	5,438	-
Depreciation and amortization	188,341	64,879
Non-cash compensation	828,323	19,006,961

Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(13,055)	(2,735)
Deposits	-	6,000
Contract receivable, net	(2,774)	(23,551)
Due from related parties	-	(3,785,907)
Due to related parties	158,955	5,160,922
Accounts payable	281,898	180,116
Accrued expenses	163,637	30,239
Total adjustments	1,826,035	20,512,623
Net cash used in operating activities	(2,705,673)	(1,530,687)

Cash flows from investing activities
Deconsolidation of Korlea-TOT subsidiary	-	(83,361)
Cash acquired in acquisition of subsidiary	-	8,838
Capitalized web development and patent costs	(237,079)	(293,870)
Purchase of fixed assets	(81,943)	(168,728)
Net cash used in investing activities	(319,022)	(537,121)

Cash flows from financing activities:
Contributed capital from non-controlling equity investors	4,168,721	100,000
Advances on related party note	391,125	(180,664)
Repayment of note payable	(75,000)	-
Net cash provided by (used in) financing activities	4,484,846	(80,664)

Effect of exchange rate changes on cash	(8,876)	-
Net increase (decrease) in cash	1,451,275	(2,148,472)

Cash at beginning of period	83,173	2,500,253
Cash at end of period	$1,534,448	$351,781

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$940

Non-cash investing and financing activities:
Common stock issued to settle stock subscription liability	$-	$880,000

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

On June 12, 2012, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cazador Acquisition Corporation Ltd., a Cayman Islands limited corporation ("Cazador"). Subject to the terms and conditions of the Merger Agreement, the Company will merge (the "Merger") with and into Cazador, resulting in the Company ceasing to exist and Cazador continuing as the surviving company in the Merger (the "Surviving Company"). The Merger is intended to qualify as a tax-free reorganization. Cazador is a blank check company whose ordinary shares and warrants are listed on The NASDAQ Capital Market. Cazador was incorporated on April 2, 2010 for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses or assets. Following the Merger, the Surviving Company is expected to retain the Company's ticker symbol "NETE" upon Nasdaq's approval of Cazador's listing application, and as promptly as practicable after the effective time of the Merger, the Surviving Company intends to change its name to "Net Element International, Inc."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q.  Accordingly, certain information and footnotes required for complete financial statements are not included herein.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s financial statements for the three and six months ended June 30, 2012.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2012.  It is recommended that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Commission.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Net Element, Inc., the accounts of our wholly-owned subsidiaries, Openfilm, LLC and its wholly-owned subsidiaries Openfilm, Inc., Openfilm Studios, LLC and Zivos, LLC (Ukraine) the accounts of our wholly-owned subsidiary Netlab Systems, LLC, its wholly-owned subsidiary Tech Solutions LTD (formerly known as Netlab Systems, LTD) (Cayman Islands) and the accounts of its representative offices in Russia and Ukraine, the accounts of our 100%-owned subsidiary NetLab Systems IP, LLC, the accounts of our 70%-owned subsidiary LegalGuru LLC, the accounts of our 75%-owned subsidiary Yapik LLC, the accounts of our 85%-owned subsidiary Splinex, LLC and its wholly-owned subsidiary IT Solutions LTD (formerly known as Splinex LTD)(Cayman Islands), the accounts of our wholly-owned subsidiary Music1, LLC and its 97%-owned subsidiary A&R Music Live, LLC (Music1, LLC and A&R Music Live, LLC are sometimes together referred to in this Report as “Music”), and the accounts of our wholly-owned subsidiary Motorsport, LLC and its wholly-owned subsidiary Motorsport.com, Inc. (the Company acquired the remaining 20% interest not owned in Motorsport.com, Inc. on January 10, 2012) and the accounts of our wholly-owned subsidiaries OOO Net Element Russia and its wholly-owned subsidiaries OOO TOT Money and OOO Music1.  All material intercompany accounts and transactions have been eliminated in this consolidation.

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

Cash

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  All non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions.  As such, our bank balances did not exceed FDIC limits at June 30, 2012 and December 31, 2011.

We maintain bank accounts in Russia, Ukraine and Cayman Islands associated with our offshore engineering offices. The following details the balances and countries where we maintain foreign bank balances:

Location	Country	US Dollar Equivalent Balance at 06/30/12	US Dollar Equivalent Balance at 12/31/11
OOO Net Element Russia	Russia	$55,122	$-
Netlab Systems, LLC Russian Representative Office	Russia	$7,231	$4,516
Netlab Systems, LLC Ukrainian Representative Office	Ukraine	$10,982	$4,178
Zivos, LLC (account closed June 27, 2012)	Ukraine	$-	$69
Tech Solutions, LTD (fka Netlab Systems, LTD)	Cayman Islands	$1,264	$971

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

Foreign Currency Transactions

We are subject to exchange rate risk in our foreign operations in Ukraine and Russia where we incur product development, engineering and website development and hosting costs.   The Ukrainian and Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.  Ukrainian salaries and consulting fees are negotiated and paid in U.S. dollars. The majority of Russian salaries are negotiated and paid in U.S. dollars.

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

Our revenues for the three and six months ended June 30, 2012 and 2011 were principally derived from the following services:

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the six months ended June 30, 2012 and the twelve months ended December 31, 2011.

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

NOTE 2. GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had negative cash flows from continuing operating activities of $2,705,673 for the six months ended June 30, 2012, and a working capital deficit of $2,179,474 and accumulated deficit of $55,805,741 at June 30, 2012. We have historically been primarily dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations. See Note 13.

Substantially all of the Company’s revenues to-date have been generated by the sale of premium services (subscription and pay per view fees), licensing fees and advertising. However, in the future, the Company plans to increasingly generate most of its revenues from the mobile commerce payment processing platform being developed by its subsidiary TOT Money, and from advertising. Failure to successfully develop that payment processing platform and enter into contracts with mobile phone carriers and content providers to use that platform, or failure to expand the Company’s base of advertisers or generate and maintain high quality content on its websites could harm the Company’s revenue prospects. The Company faces all of the risks inherent in a new business, including management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing its technologies, Internet websites and operations.

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

NOTE 3. SEGMENT INFORMATION

At June 30, 2012 and June 30, 2011, our sole reportable business segment was our online businesses in music, film, motorsport and professional marketing services.

The Company recently formed its subsidiary OOO TOT Money (a Russian limited liability company) in June 2012 to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. The Company plans to increasingly generate most of its revenues from the mobile commerce payment platform being developed by TOT Money. TOT Money initially plans to launch operations in Russia during the third quarter, using its mobile commerce payment platform to facilitate payments using SMS (short message services, which is a text messaging service). Future reporting will segment TOT Money from the online media business once TOT Money begins operations.

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

NOTE 5. JOINT VENTURES AND NEW WHOLLY OWNED SUBSIDIARIES

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

Effective as of March 29, 2011, we entered into a joint venture arrangement (the “LegalGuru JV Agreement”) with Curtis Wolfe in connection with the formation of LegalGuru LLC, a Florida limited liability company. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, who is a director and Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru LLC, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru LLC. Pursuant to the LegalGuru JV Agreement, the parties agreed to invest up to an aggregate of $1,000,000 in the joint venture, with Mr. Wolfe investing up to $200,000 and the Company investing up to $800,000.  Mr. Wolfe is the Chief Executive Officer and Chairman of LegalGuru LLC at a salary, beginning March 1, 2011, of $10,000 per month, of which, beginning June 16, 2011, $8,000 is payable in cash and $2,000 is payable in stock options of the Company. Upon launch of the website and commencement of commercial operations, Mr. Wolfe’s salary was to increase to $20,000 per month ($15,000 from LegalGuru LLC and $5,000 from the Company), from which we would have withheld an amount equal to $100,000 over one year as part of Mr. Wolfe’s investment obligations in LegalGuru LLC.  Mr. Wolfe has the right, for 36 months from the date of the LegalGuru JV Agreement, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

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

On April 24, 2012, we entered into an amended and restated joint venture agreement, dated as of December 31, 2011 (the “Amended Agreement”), with Curtis Wolfe regarding the Company’s subsidiary LegalGuru LLC. The Amended Agreement amends and restates the LegalGuru JV Agreement described above (the “Original Agreement”). The Amended Agreement requires the Company and Mr. Wolfe to invest up to an aggregate of $900,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $100,000 and the Company investing up to an aggregate of $800,000. As noted above, the Original Agreement required the Company and Mr. Wolfe to invest up to an aggregate of $1,000,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $200,000 and the Company investing up to an aggregate of $800,000. In connection with the $100,000 reduction in the amount required to be invested in LegalGuru LLC by Mr. Wolfe, Mr. Wolfe agreed to maintain his current salary of $10,000 per month, with $8,000 of such amount paid in cash and $2,000 paid in stock options of the Company, until LegalGuru LLC generates at least $500,000 in revenue. As of June 30, 2012, Mr. Wolfe had invested $100,000 in LegalGuru LLC and the Company had invested $974,590 in LegalGuru LLC. The Company agreed that Mr. Wolfe would be entitled to serve on the Company’s Board of Directors for so long as the Company holds a majority interest in LegalGuru LLC. Mr. Wolfe continues to have the right, for 36 months from March 29, 2011, to convert his interest in LegalGuru LLC into 3,000,000 shares of our common stock.

Pursuant to the governing documents, distributions to the members of LegalGuru LLC are to be made in accordance with their respective percentage ownership interests. The Limited Liability Company Operating Agreement of LegalGuru LLC provides that Mr. Wolfe shall have the right to be appointed as a director of LegalGuru LLC and to appoint one other director of LegalGuru LLC, and that the Company shall have the right to appoint one director of LegalGuru LLC. The Limited Liability Company Operating Agreement grants each member of LegalGuru LLC rights of first refusal and tag along and drag along rights with respect to a member’s proposed sale of its membership interest in LegalGuru LLC.

Net Element recently formed its indirect wholly-owned subsidiary OOO TOT Money (a Russian limited liability company) in June 2012 to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. Net Element plans to increasingly generate most of its revenues from the mobile commerce payment platform being developed by TOT Money. TOT Money initially plans to launch operations in Russia, using its mobile commerce payment platform to facilitate payments using SMS (short message services, which is a text messaging service).

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

Capitalized website development costs are included in other assets. For the three months ended June 30, 2012, we amortized $67,758 to depreciation and amortization expense leaving a balance of $473,689 for capitalized website development.  For the three months ended June 30, 2012, we amortized $16,008 in patent and other intangible expenses, leaving a balance of $245,930 for capitalized patent costs and other intangible assets on that date. For the six months ended June 30, 2012, we amortized $94,268 of capitalized website development to depreciation and amortization expense. Additionally, we amortized $32,016 of patent and other intangible assets to expense for the six months ended June 30, 2012.

Additionally, on February 1, 2011, we acquired Motorsport, LLC and Music1, LLC from a related party (Enerfund) and we assumed the balance sheets of Motorsport, LLC and Music1, LLC with existing intangible assets as follows:

Intangible Asset	Motorsport, LLC	Music1, LLC
Content	$14,376	$4,791
Domain Name	95,833	6,503
Customer List	95,833	-
Goodwill	442,223	-
TOTALS	$648,265	$11,294

NOTE 7. FIXED ASSETS

Depreciation and amortization expense was $119,678 and $188,341, respectively, for the three and six months ended June 30, 2012, and $23,624 and $64,879, respectively, for the three and six months ended June 30, 2011.

NOTE 8. ACCRUED EXPENSES

Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided.

At June 30, 2012 and December 31, 2011, accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Accrued professional fees	$57,200	$122,500
Promotion Expense	50,000	50,000
Accrued interest	322,934	183,971
Accrued payroll	77,980	122,223
Deferred revenue	259,835	185,362
Other accrued expenses	280,191	220,443
	$1,048,140	$884,499

NOTE 9. NOTES PAYABLE

On December 14, 2010, the Company assumed a $1,667,762 loan to Openfilm from Enerfund, LLC when the Company purchased Openfilm on that date. The loan agreement is dated December 10, 2010 and matures two years from that date. The annual interest rate is 5% payable annually on December 31.

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

On May 16, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000, which is the balance outstanding at June 30, 2012. The annual interest rate is 5.0% and principal and interest is due on or before April 27, 2014.  The loan may be pre-paid at any time without penalty.  Outstanding principal may be converted by Enerfund at any time into shares of common stock of the Company at a conversion price of $0.11 per share.

On October 24, 2011, we entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1,600,000, which is the outstanding balance at June 30, 2012. The annual interest rate under the note is 5% and principal and interest is due on or before October 24, 2014.  The note may be pre-paid at any time without penalty.  Outstanding principal under the note may be converted by Enerfund, LLC at any time into shares of common stock of the Company at a conversion price of $0.11 per share.  Upon conversion of the note, the Company is required to issue to Enerfund, LLC a five-year warrant to purchase a number of shares of common stock of the Company equal to the number of shares issued upon such conversion with an exercise price of $0.11 per share.

At December 31, 2011, Enerfund had made advances to the Company for $100,785, which were recorded as due to related parties (current portion). Subsequent to December, Enerfund advanced additional monies to the Company. The Company repaid all advances to Enerfund ($905,317) on March 6, 2012 that were made between December 31, 2011 and March 6, 2012.

On January 10, 2012, the Company amended the Motorsport.com stock purchase agreement and note payable. See Note 11.

On May 14, 2012, the Company entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund, maturing November 1, 2012. The interest rate is 5% per annum.

On June 26, 2012, the Company’s subsidiary OOO Net Element Russia entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (or US$4,573,589). The loan is intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement is 8.15% per annum and outstanding principal and interest is due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. The funding under this loan agreement was received July 20, 2012.

On July 3, 2012, OOO Net Element Russia entered into a Loan Agreement with OOO Sat-Moscow, pursuant to which Net Element Russia was loaned 150 million Russian rubles. The loan is intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement is 8.15% per annum and outstanding principal and interest is due on or before November 1, 2012. Sat-Moscow is indirectly controlled by Kenges Rakishev, a director of Net Element.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Openfilm has completed two “Get it Made” competitions.  The first contest completed in September 2010, awarded $250,000 in cash ($50,000) and services ($200,000) to produce a film suitable for distribution.  The services are provided once the winner provides a screenplay in acceptable form to Openfilm.  The second contest winner was announced in June 2011 and $500,000 was awarded to produce a feature film suitable for distribution.  The terms of this contest require the winner to submit an acceptable screenplay within six months.  During the year ended December 31, 2011, the Company recorded $100,000 in expense relating to the cash prizes awarded.  The services will be charged to operations over the expected time it takes to produce the films beginning once acceptable screenplays have been submitted to and approved by Openfilm.

The Company has been developing a concept called BMA (Brand Marketing Alliance), whereby the Company plans to aggregate content and sell advertising. The Company has retained a consultant to establish and develop the business, and has the opportunity to earn equity based compensation once the project generates positive cash flows. On March 26, 2012, the Board of Directors approved the Company's right to issue options to purchase 3,625,000 shares at $0.18 per share to the consultant, subject to the BMA project generating positive cash flows. No stock options have been granted under this consulting agreement during three and six months ended June 30, 2012.

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

NOTE 11. STOCKHOLDERS’ EQUITY

On February 1, 2011, our Board of Directors adopted a resolution recommending an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of our capital stock to an aggregate of 2,600,000,000 shares, with 2,500,000,000 shares designated common stock, $.001 par value, and 100,000,000 shares designated preferred stock, $.001 par value per share, which may be divided into series with the designations, powers, preferences, and relative rights and any qualifications, limitations or restrictions as determined by the Board of Directors.  Our majority stockholders approved the amendment to our Certificate of Incorporation through action taken by written consent without a meeting, as authorized by Section 228 of the Delaware General Corporation Law. The actions recommended by the Board of Directors and approved by the Company’s majority stockholders became effective upon the filing of a certificate of amendment relating thereto with the Secretary of State of the State of Delaware on March 4, 2011.

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

On May 3, 2011, the Company entered into an agreement with Roger Elliot to purchase content for cash and stock. The Company agreed to provide Mr. Elliot with 60,000 shares of common stock for every 300 hours of content provided plus a 25,000 stock bonus for performance. Mr. Elliot has provided over 300 hours of content and the Company recorded a charge of $14,182 for the three months ended March 31, 2012 to reflect the full value of the 85,000 shares provided to Mr. Elliot.

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

On March 7, 2012, the Company entered into a consulting agreement with CSFG1 who agreed to provide certain investor relations services in exchange for $3,000 in cash and 25,000 restricted shares of the Company’s common stock per month. This agreement was terminated by the Company effective April 30, 2012.

On March 26, 2012, the Company granted 460,000 shares of common stock to Michael Waltrip in exchange for his participation on the Motorsport Advisory Board and his participation in building the Motorsport.com business in general. The agreement is for two years and the Company recorded $9,074 and $16,741 in non-cash compensation expense under the agreement for the three and six months ended June 30, 2012, respectively.

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

For a nominal amount, K1 Holdings acquired 33% ownership interest in Music1 Russia. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities, propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 5 million shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. The Company did not issue any shares of restricted stock to Mr. Krutoy during the three months ended June 30, 2012.

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

In accordance with the Joint Venture Agreement, on June 6, 2012 Mr. Krutoy entered into a Subscription Agreement to purchase 13,333,333 shares of Net Element Common Stock for an aggregate purchase price of $2 million, which amount was funded on June 6, 2012.

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

On June 12, 2012, the Company entered into an Agreement and Plan of Merger with Cazador Acquisition Corporation Ltd., a Cayman Islands limited corporation , pursuant to which, if all required conditions are satisfied, the Company will merge with and into Cazador, with Cazador continuing as the surviving company in the merger. Cazador is a blank check company whose ordinary shares and warrants are listed on The NASDAQ Capital Market. Consummation of the merger is subject to a number of conditions, including, among others: the registration statement on Form S-4 filed by Cazador with the Commission registering the Cazador shares to be issued to the Company’s stockholders pursuant to the merger must be declared effective by the Commission; Cazador must have at least $23.5 million of cash held in its trust account (after paying all holders of Cazador shares who exercise their redemption right, but excluding payments to be made for transaction fees and related expenses and pay-off of related party debt); Cazador must change its jurisdiction of incorporation from the Cayman Islands to Delaware; the transaction must be approved by holders of at least two-thirds of the Cazador shares outstanding and entitled to vote; and the transaction must be approved by holders of a majority of the Company’s shares outstanding and entitled to vote. If all required conditions are not satisfied and the merger is not consummated before October 14, 2012, then Cazador will be required to repurchase all outstanding Cazador shares not held by its sponsor and to liquidate its trust account and the merger will not be consummated. If all required conditions to consummate the merger are satisfied, then each issued and outstanding share of the Company’s common stock (other than shares held by the Company as treasury stock or by any of its direct or indirect wholly-owned subsidiaries, which will be cancelled at the effect time of the merger, and the Company’s shares with respect to which appraisal rights, to the extent available under the Delaware General Corporation Law, are properly exercised and not withdrawn) will be cancelled and converted into the right to receive 1/40 (or 0.025) of a Cazador share, and at least $23.5 million of cash (before repaying approximately $12.2 million in indebtedness of the Company which must be repaid soon following the merger) in Cazador’s trust account would be available to the surviving entity in the merger for working capital and business development needs. There is no assurance that all (or any) required conditions will be satisfied or that the merger will be consummated.

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

Stock Based Compensation

On February 10, 2012, the Board of Directors approved the issuance of 1,600,000, five-year stock options to purchase shares of common stock of the Company for $0.16 per share to certain employees.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge of $256,000, using a Black-Scholes model for the issuance of fully vested options.

On February 18, 2011, the Company’s Board of Directors approved the hiring of Richard Lappenbusch as President and Chief Operating Officer. In addition to salary and benefits, Mr. Lappenbusch was granted 6,100,000 shares of our common stock with vesting as follows: 100,000 shares on February 15, 2012; 4,000,000 shares vesting semi-annually over a three year period from the date of the grant; and 2,000,000 shares upon the Company achieving $20,000,000 in gross revenues (other than through acquisitions), subject to the terms and conditions of a restricted stock agreement. Accordingly, the fair value of the restricted shares issued of $33,549 will be amortized over the vesting periods. The remaining 2,000,000 restricted shares of common stock vest upon the Company’s attainment of $20 million in aggregate gross revenues. As further described below, the grants to Mr. Lappenbusch were modified on June 6, 2012.

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

On May 3, 2011, the Company entered into an agreement with Roger Elliot to purchase content for cash and stock. The Company agreed to provide Mr. Elliot with 60,000 shares of common stock for every 300 hours of content provided plus a 25,000 stock bonus for performance. Mr. Elliot has provided over 300 hours of content and the Company recorded a charge of $14,182 for the three months ended March 31, 2012 to reflect the value of the 85,000 shares provided to Mr. Elliot. No expense was recognized during the three months ended June 30, 2012.

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

On December 13, 2011, the board of directors appointed Felix Vulis as a director of the Company. In connection with his service as board member, Mr. Vulis was granted 800,000 restricted common shares of the Company. These shares vest over two years and the Company recorded a compensation charge of $12,000 and $24,000 for the three and six months ended June 30, 2012, respectively. Our total charge will be $96,000 over two years based on the fair value of shares provided.

On January 26, 2012, the Company entered into an Advisory Board Agreement with Michael Waltrip for a term of two years. Mr. Waltrip will help develop the Company’s motorsport business by participating in Motorsport Advisory Board meetings and attending industry functions to help promote Motorsport.com. For his service, Mr. Waltrip was granted 460,000 shares of the Company’s common stock and recorded a charge of $9,074 and $16,741 in non-cash compensation expense under the agreement for the three and six months ended June 30, 2012, respectively. Our total charge for this grant will be $73,600 based on the fair value of the stock provided on the date of grant.

On March 31, 2012, the Company issued five-year stock options to purchase shares of common stock of the Company to employees taking salary reductions for the first quarter of 2012.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge for $95,899, using a Black-Scholes model for the issuance of 550,340 fully vested options.

 On June 30, 2012, the Company issued five-year stock options to purchase shares of common stock of the Company to employees taking salary reductions for the second quarter of 2012.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge for $34,405, using a Black-Scholes model for the issuance of 254,551 fully vested options.

On March 7, 2012, the Company entered into a consulting agreement with CSFG1 who agreed to provide certain investor relations services in exchange for $3,000 in cash and 25,000 restricted shares of the Company’s common stock per month. This agreement was cancelled effective May 31, 2012.

Motorsport.com appointed Pietro Fittipaldi, a junior Nascar race car driver and grandson of the Chairman of Motorsport.com, to its Advisory Board. On March 26, 2012, the Company’s board of directors approved the issuance 500,000 stock options pursuant to the Company’s 2011 Equity Incentive Plan, as part of an Advisory Agreement. Additionally, Motorsport.com entered into a Consulting Agreement with Dan Goodstadt, an advisor to Emerson Fittipaldi, Motorsport.com’s Chairman, pursuant to which the board of directors approved the issuance of stock options to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2011 Equity Incentive Plan. Our charge for these grants will be $270,000 over two years, beginning April 1, 2012.

On April 1, 2012, the Company issued 200,000 shares of common stock Vitaly Baransky pursuant to an Advisor Agreement, dated March 31, 2011, under which Mr. Baransky is advising the Company on product development projects including innovation in 3D visualization and reconstruction. 100,000 of such shares vest twelve months from the effective date of the Advisor Agreement and the remaining 100,000 shares vest twenty-four months from the effective date. Our charge for this grant will be $50,000 over four quarters, beginning with the quarter ended June 30, 2012.

On June 6, 2012, the Company entered into a letter agreement with its President and Chief Operating Officer, Richard Lappenbusch, which amended and restated Mr. Lappenbusch’s employment agreement. Pursuant to the letter agreement, Mr. Lappenbusch’s position with the Company changed from President and Chief Operating Officer to Executive Vice President and Chief Strategy Officer, and Mr. Lappenbusch agreed to cancel all incentive stock options previously awarded to him by the Company, as well as all unvested shares of restricted stock previously awarded to him in excess of 2,067,166 shares, in each case effective immediately. Mr. Lappenbusch’s remaining 2,067,166 unvested shares of restricted stock will vest in full upon the termination of the agreement on December 28, 2012 or his dismissal with or without cause, whichever happens first. This modification of grant terms resulted in a new measurement date for the revised terms of the remaining unvested shares. Our charge for this amended and restated letter agreement will be $408,000 over seven months beginning in June, 2012 and ending December 31, 2012

The table below summarizes the Company's outstanding options at June 30, 2012:

	# Options Granted	# Options Vested	Wtd. Avge Exercise Price	Wtd. Avge Contract Term
2004 Stock Option Plan	3,868,300	2,013,539	$0.14	7.08 years
2011 Equity Incentive Plan	5,491,692	5,491,692	$0.16	4.48 years
	9,359,992	7,505,231	$0.15	5.55 years

The table below summarizes the Company's outstanding warrants at June 30, 2012:

	# Warrants Granted	Wtd. Avge Exercise Price	Wtd. Avge Contract Term
Enerfund, LLC and TGR Capital, LLC	200,000,000	$0.05	3.06 years
Felix Vulis	666,667	$0.25	2.59 years
Felix Vulis	666,667	$0.50	2.59 years
Felix Vulis	666,666	$1.00	2.59 years

In addition, the Company has issued to Enerfund, LLC convertible notes that are convertible into 32,727,274 shares of common stock and warrants to purchase an additional 14,545,455 shares if a convertible note held by Enerfund, LLC is converted into shares of common stock.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company is party to a $1,667,762 loan from Enerfund, LLC to Openfilm with a two-year term dated December 10, 2010. The interest rate is 5% per year, payable on December 31 of each year. See Note 9.

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

The Shareholder Rights Agreement became effective at 12:01 a.m. (New York time) on April 23, 2012, which was the first business day immediately following the date on which Mark Global Corporation, together with its affiliates, acquired beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock.

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

On June 26, 2012, the Company’s subsidiary OOO Net Element Russia entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (or US$4,573,589). The loan is intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement is 8.15% per annum and outstanding principal and interest is due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. The funding was received subsequent to June 30, 2012. See note 15.

NOTE 14. UNCERTAIN TAX POSITION

In the past, we have been delinquent in the filing of our federal tax returns for several years. Although we did not owe tax due to a lack of profits, we incurred penalties and interest in the amount of $60,000 for the failure to file returns. We are in the process of appealing this assessment and the Internal Revenue Service has indicated it will respond by August 16, 2012 on this appeal.

NOTE 15. SUBSEQUENT EVENTS

On July 2012, the Company’s subsidiary, OOO Net Element Russia, received funding in the amount of 150 million Russian rubles pursuant to the Loan Agreement with Green Venture Group, LLC.

On July 2012, the Company’s subsidiary, OOO Net Element Russia, entered into a Loan Agreement with OOO Sat-Moscow, pursuant to which Net Element Russia received a loan in the amount of 150 million Russian rubles. The loan is intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement is 8.15% per annum and outstanding principal and interest is due on or before November 1, 2012. Sat-Moscow is indirectly controlled by Kenges Rakishev, a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011 and in Part II, Item 1A of this Report.

Overview; Recent Developments

Net Element is currently pursuing a strategy to develop and/or acquire technology and applications for use in the online media industry. In furtherance of this strategy, Net Element acquired Openfilm, LLC on December 14, 2010 and Motorsport, LLC and Music1, LLC on February 1, 2011. Music1, LLC has a 97%-owned subsidiary, A&R Music Live, LLC. Net Element developed and launched in the fourth quarter of 2011 a beta test version of the Yapik mobile application on Android and iOS platforms and Net Element launched a beta test version of the website legalguru.com in the second quarter of 2012. In addition, through its subsidiary TOT Money, Net Element is developing a mobile commerce payment platform for Russia and other emerging markets.

Net Element believes that its technology platforms and development expertise will enable them to enhance the digital distribution of content in a variety of industries. Accordingly, Net Element is exploring the possibility of acquiring other Internet portal properties and companies with similar goals of connecting people in various vertical markets, such as the medical, educational and sports markets. From time to time, Net Element may be engaged in various discussions to acquire businesses or formulate joint venture or other arrangements. Net Element’s policy is not to disclose discussions or potential transactions until definitive agreements have been executed. Where appropriate, acquisitions will be financed with Net Element’s equity securities, which may result in substantial dilution to existing stockholders.

Net Element recently formed its indirect wholly-owned subsidiary OOO TOT Money (a Russian limited liability company) in June 2012 to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. Net Element plans to increasingly generate most of its revenues from the mobile commerce payment platform being developed by TOT Money. TOT Money initially plans to launch operations in Russia, using its mobile commerce payment platform to facilitate payments using SMS (short message services, which is a text messaging service).

On June 12, 2012, Net Element entered into an Agreement and Plan of Merger with Cazador Acquisition Corporation Ltd., a Cayman Islands limited corporation (“Cazador”), pursuant to which, if all required conditions are satisfied, Net Element will merge with and into Cazador, with Cazador continuing as the surviving company in the merger. Cazador is a blank check company whose ordinary shares and warrants are listed on The NASDAQ Capital Market. Consummation of the merger is subject to a number of conditions, including, among others: the registration statement on Form S-4 filed by Cazador with the Commission registering the Cazador shares to be issued to Net Element stockholders pursuant to the merger must be declared effective by the Commission; Cazador must have at least $23.5 million of cash held in its trust account (after paying all holders of Cazador shares who exercise their redemption right, but excluding payments to be made for transaction fees and related expenses and pay-off of related party debt); Cazador must change its jurisdiction of incorporation from the Cayman Islands to Delaware; the transaction must be approved by holders of at least two-thirds of the Cazador shares outstanding and entitled to vote; and the transaction must be approved by holders of a majority of the Net Element shares outstanding and entitled to vote. If all required conditions are not satisfied and the merger is not consummated before October 14, 2012, then Cazador will be required to repurchase all outstanding Cazador shares not held by its sponsor and to liquidate its trust account and the merger will not be consummated. If all required conditions to consummate the merger are satisfied, then each issued and outstanding share of Net Element common stock (other than shares held by Net Element as treasury stock or by any of its direct or indirect wholly-owned subsidiaries, which will be cancelled at the effect time of the merger, and Net Element shares with respect to which appraisal rights, to the extent available under the Delaware General Corporation Law, are properly exercised and not withdrawn) will be cancelled and converted into the right to receive 1/40 (or 0.025) of a Cazador share, and at least $23.5 million of cash (before repaying approximately $12.2 million in indebtedness of Net Element which must be repaid soon following the merger) in Cazador’s trust account would be available to the surviving entity in the merger for working capital and business development needs. There is no assurance that all (or any) required conditions will be satisfied or that the merger will be consummated.

Since Net Element’s inception, it has not generated significant revenues, and it has incurred significant operating losses. Net Element will require additional capital to develop its business operations (for additional information, see “Liquidity and Capital Resources” below). Substantially all of Net Element’s revenues to-date have been generated by the sale of premium services (subscription and pay per view fees), licensing fees and advertising. However, in the future, Net Element plans to increasingly generate most of its revenues from the mobile commerce payment processing platform being developed by its subsidiary TOT Money, and from advertising. Failure to successfully develop that payment processing platform and enter into contracts with mobile phone carriers and content providers to use that platform, or failure to expand Net Element’s base of advertisers or generate and maintain high quality content on its websites could harm Net Element’s revenue prospects. Net Element faces all of the risks inherent in a new business, including management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing its technologies, Internet websites and operations.

Results of Operations for the Three-Month Periods Ended June 30, 2012 and 2011

We reported a net loss of  $2,147,713, or $(0.00) per share, for the three months ended June 30, 2012, as compared with a net loss of $1,728,413, or $(0.00) per share, for the three months ended June 30, 2011. Basic and diluted weighted average shares outstanding were 764,624,650 and 736,324,911 for the quarters ended June 30, 2012 and 2011, respectively.

Net revenues consist of service fees, advertising fees, membership fees and license fees.  Net revenues for the three months ended June 30, 2012 and 2011 were $37,818 and $26,058, respectively. The following table provides a breakdown of revenue by web property for the three months ended June 30, 2012 and 2011.

Web Property	2Q2012 Revenue	2Q2011 Revenue	Change
A&R Music Live / Music1	$16,364	$23,977	$(7,613)
Motorsport.com	12,666	197	12,469
Openfilm.com	8,248	1,740	6,508
Netlab Systems	540	144	396
Total Revenue	$37,818	$26,058	$11,760

A&R Music Live / Music1 revenues for the three months ended June 30, 2012 decreased $7,613, or 32%, compared to revenues for the three months ended June 30, 2011 as a result of updates made to the website during the three months ended June 30, 2012. Motorsport.com revenues increased from $197 for the three months ended June 30, 2011 to $12,666 for the three months ended June 30, 2012 due to increased advertising on the site. Additionally, Motorsport.com had cancelled the majority of its low value advertising contracts in an effort to obtain higher value advertising for the site. Openfilm.com revenues increased $6,508, or 374%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to increased advertising and license fees generated for the 2012 period.

Operating expenses totaled $2,237,669 for the three months ended June 30, 2012, as compared to total operating expenses of $1,850,268 for the three months ended June 30, 2011. Most of total operating expenses in each of such periods consisted of general and administrative expenses. For the three months ended June 30, 2012, general and administrative expenses were $1,665,359, or 74% of total operating expenses during that period. For the three months ended June 30, 2011, general and administrative expenses were $1,426,962, or 77% of total operating expenses during that period. The components of our general and administrative expenses are discussed below.

Cost of revenues represents direct costs of generating revenues, including commissions, content acquired and created and certain payroll expense that is directly related to revenue creation.  Cost of revenues for the three months ended June 30, 2012 were $100,154 as compared to $285,367 for the three months ended June 30, 2011, which represents a decrease of $185,213, or 65%, per the following detail by web property.

	2Q2012 Cost of	2Q2011 Cost of
Web Property	revenues	revenues	Change
A&R Music Live / Music1	$19,032	$48,632	$(29,600)
Motorsport.com	56,687	59,625	(2,938)
Openfilm.com	19,794	68,276	(48,482)
Other	4,641	108,834	(104,193)
Total Cost of revenues	$100,154	285,367	$(185,213)

The decrease in other cost of revenues was primarily due to a decrease of $41,528 in cost of revenues in corporate due to reduced consulting costs and video production expenses. The balance of the decrease was due to lower consulting and video production costs in Yapik and LegalGuru. Openfilm cost of revenues decreased $48,482 primarily due to reduced promotion costs. A&R Music Live / Music1 cost of revenues decreased $29,600 primarily due to a decrease in Music1 development costs.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities.  Business development expenses increased by $205,776, or 283%, to $278,506 for the three months ended June 30, 2012 as compared with $72,730 for the three months ended June 30, 2011.  For the quarter ended June 30, 2012, business development expenses were primarily attributable to corporate activities ($270,538), and LegalGuru ($7,156). Business development expenses for the three months ended June 30, 2011 were primarily attributable to corporate activities ($58,346) and Motorsport ($12,349). Business development expenses attributable to corporate activities related primarily to business development of new company-wide website and services opportunities.  LegalGuru business development expenses related primarily to marketing efforts.  Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items. The primary reasons for the increase in business development expense for the three months ended June 30, 2012 was $133,232 of expense related to promotion at Ferrari North American Challenge and a $72,544 increase in travel expenses relating to business development, partially offset by decreases in Motorsport business development expenses of $12,300 as we did not have paid marketing professionals or promotional items at race events during the three months ended June 30, 2012.

General and administrative expenses were $1,665,359 for the three months ended June 30, 2012 as compared to $1,426,962 for the three months ended June 30, 2011.  General and administrative expenses for the three months ended June 30, 2012 and 2011 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the three months ended June 30, 2012 and 2011 were attributable to the properties or subsidiaries of the Company as follows:

	Three months ended	Three months ended
Property or Entity	June 30, 2012	June 30, 2011
Net Element Corporate	$939,960	$751,327
Yapik	41,774	36,955
Openfilm / Launchpad	41,522	139,625
LegalGuru	75,125	11,406
Motorsport	54,636	52,621
A&R Music Live / Music1	102,214	120,233
OOO Net Element Russia	117,500	-
Netlab Systems / Splinex	292,628	314,795
Total general and administrative	$1,665,359	$1,426,962

General and administrative expenses for Net Element Corporate were $939,960 for the three months ended June 30, 2012 as compared to $751,327 for the three months ended June 30, 2011. For the three months ended June 30, 2012, general and administrative expenses for Corporate consisted primarily of $259,264 of payroll expenses, $222,675 of professional fees and $306,320 of non-cash compensation expense relating to the issuance of shares and options for services.

Of the $751,327 in general and administrative expenses for corporate for the three months ended June 30, 2011, $433,979 is attributable to payroll expense, $178,376 in professional fees, $112,978 in travel and $25,994 in miscellaneous other expenses.

General and administrative expenses attributable to Openfilm / Launchpad decreased by $98,103 primarily due to lower payroll ($42,353), lower consulting fees ($10,966) and lower travel expenses ($11,822) resulting from lower headcount and reduced salaries for remaining employees. LegalGuru and Yapik both started accumulating expenses in March of 2011 as start-up businesses and OOO Net Element Russia was formed during the second quarter of 2012, which explains the variance between general and administrative expenses for the three months ended June 30, 2012 versus the three months ended June 30, 2011 with respect to those subsidiaries.

Product development expense was $73,972 for the three months ended June 30, 2012 as compared to $41,585 for the three months ended June 30, 2011 when the Company had more limited product development efforts.  Product development expense consists of research and development on new ideas for existing and to be formed websites and services as well as work that may result in the Company seeking patents for particular technology or business processes.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $119,678 for the three months ended June 30, 2012 as compared with $23,624 for the three months ended June 30, 2011. This increase was due to an increase in fixed and intangible assets as the Company built out its operations over the last twelve months.

Capitalized costs related to website development and intangible assets were $719,619, net at June 30, 2012 as compared with $608,823 at June 30, 2011.  Capitalized website development and intangible assets of $719,619 at June 30, 2012 includes $473,689 of capitalized web development, $27,385 for the direct costs of acquiring patents and $216,300 related to website content, customer lists and domain names (Motorsport, LLC ($128,750) and Music1, LLC ($87,550)).

Interest expense was $71,727 for the three months ended June 30, 2012 as compared with $32,378 for the three months ended June 30, 2011.  Interest expense for the three months ended June 30, 2012 includes interest on convertible loans from Enerfund to Net Element ($48,358 in interest expense at 5% per annum) with principal balances totaling $4,092,000 and a loan from Enerfund to Openfilm with a principal balance of $1,667,762 ($20,790 in interest expense at 5% per annum). The interest expense for the three months ended June 30, 2011 was primarily attributable to the loan from Enerfund to Openfilm, LLC ($27,867 in interest expense) with a principal balance of $1,667,762 and an interest rate of 5% per annum.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, and Splinex, LLC was $123,865 for the three months ended June 30, 2012 as compared with $128,175 for the three months ended June 30, 2011. Non-controlling interest for the three months ended June 30, 2012 were primarily attributable to LegalGuru ($75,736) and Yapik ($36,521). The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Results of Operations for the Six-Month Periods Ended June 30, 2012 and 2011

We reported a net loss of  $4,531,708, or $(0.01) per share, for the six months ended June 30, 2012, as compared with a net loss of $22,043,310, or $(0.03) per share, for the six months ended June 30, 2011.  Basic and diluted weighted average shares outstanding were 758,708,606 and 702,367,953 for the six months ended June 30, 2012 and 2011, respectively.

Net revenues consist of service fees, advertising fees, membership fees and license fees.  Net revenues for the six months ended June 30, 2012 and 2011 were $112,628 and $104,204, respectively. The following table provides a breakdown of revenue by web property for the six months ended June 30, 2012 and 2011.

	YTD 6/30/12	YTD 6/30/11
Web Property	Revenue	Revenue	Change
A&R Music Live / Music1 (acquired 2/1/2011)	$50,395	$41,610	$8,785
Motorsport.com (acquired 2/1/2011)	44,626	6,955	37,671
Openfilm.com / Launchpad	16,486	52,429	(35,943)
Netlab Systems	1,121	3,210	(2,089)
Total Revenue	$112,628	$104,204	$8,424

A&R Music Live / Music1 revenues increased $8,785 due to longer time period of ownership in 2012 (We bought A&R Music Live / Music1 in February, 2011). Motorsport.com revenues increased $37,671 due to longer time period of ownership in 2012 (We bought Motorsport.com in February, 2011) and due to re-establishment of revenue stream from advertising that was reduced dramatically subsequent to purchase in February, 2011. Openfilm / Launchpad revenues decreased $35,943 primarily due to license fee revenue decrease of $32,800 for the six months ending June 30, 2012 when compared to the six months ended June 30, 2011. License revenues vary from period to period based on contracts entered into during a particular period to use Launchpad or other software and/or services.

Operating expenses totaled $4,284,663 for the six months ended June 30, 2012, as compared to total operating expenses of $22,214,522 for the six months ended June 30, 2011. Most of total operating expenses in each of such periods consisted of general and administrative expenses. For the six months ended June 30, 2012, general and administrative expenses were $3,285,867, or 77% of total operating expenses during that period. For the six months ended June 30, 2011, general and administrative expenses were $21,625,854, or 97% of total operating expenses during that period. The components of our general and administrative expenses are discussed below.

Cost of revenues represents direct costs of generating revenues, including commissions, hosting, content acquired and created and certain payroll and consulting expenses that are directly related to revenue creation.  Cost of revenues for the six months ended June 30, 2012 were $199,781 as compared to $372,190 for the six months ended June 30, 2011, which represents a decrease of $172,409, or 46%.

	YTD 6/30/12	YTD 6/30/11
Web Property	Cost of revenues	Cost of revenues	Change
A&R Live / Music1	$35,603	$59,477	$(23,874)
Motorsport.com	116,792	96,696	20,096
Openfilm.com / Launchpad	42,965	107,183	(64,218)
Other	4,421	108,834	(104,413)
Total Cost of revenues	$199,781	$372,190	$(172,409)

A&R Live / Music1 cost of revenues for the six months ended June 30, 2012 was $35,603, or $23,874 lower than cost of revenues for the six months ended June 30, 2011, primarily due to web development work in Music1 being higher by $32,453 during the 2011 time period offset by $3,480 in increased hosting expenses, $1,276 in increased merchant fees and $3,521 in increased payroll and contractor expenses. Motorsport.com cost of revenues were higher in 2012 than 2011 by $20,096 primarily due to higher hosting costs of $17,906, higher content acquisition costs of $10,361, higher contractor expenses of $9,772 and higher commissions paid of $5,440, offset by lower travel expenses to produce content of $23,297 and lower internet connectivity costs of $3,582. Openfilm / Launchpad cost of revenues decreased $64,218 in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to reductions of $49,350 in direct marketing and a reduction of $9,409 in commissions. Other cost of revenues decreased $104,413 for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 primarily due to a reduction in web development costs incurred to produce revenues.

Business development expenses consist of direct costs associated with developing our brand and developing revenue opportunities.  Business development expenses increased by $359,012, or 342%, to $464,026 for the six months ended June 30, 2012 as compared with $105,014 for the six months ended June 30, 2011.  For the six months ended June 30, 2012, business development expenses were primarily attributable to corporate activities ($446,287), and LegalGuru ($16,135). Business development expenses for the six months ended June 30, 2011 were primarily attributable to corporate activities ($65,136) and Motorsport ($36,507). Business development expenses attributable to corporate activities related primarily to business development of new website and services opportunities.  LegalGuru business development expenses related primarily to marketing efforts.  Motorsport business development expenses related primarily to branding through the use of paid marketing professionals at race events and the purchase of promotional items. The primary reasons for the increase in business development expense for the six months ended June 30, 2012 was $266,186 of expense related to promotion at Ferrari North American Challenge and $122,795 increase in travel relating to business development, partially offset by decreases in Motorsport of $36,157 as we did not have paid marketing professionals or promotional items at race events during 2012.

General and administrative expenses were $3,285,867 for the six months ended June 30, 2012 as compared to $21,625,854 for the six months ended June 30, 2011.  General and administrative expenses for the six months ended June 30, 2012 and 2011 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the six months ended June 30, 2012 and 2011 were attributable to the properties or subsidiaries of the Company as follows:

	Six months ended	Six months ended
Property or Entity	June 30, 2012	June 30, 2011
Net Element Corporate	$1,913,198	$20,534,918
Yapik	80,984	44,580
Openfilm / Launchpad	77,226	258,878
LegalGuru	130,886	21,291
Motorsport	175,010	94,152
A&R Music Live / Music1	209,776	172,235
OOO Net Element Russia	117,500	-
Netlab Systems / Splinex	581,287	499,800
Total general and administrative	$3,285,867	$21,625,854

General and administrative expenses for Net Element Corporate were $1,913,198 for the six months ended June 30, 2012 as compared to $20,534,918 for the six months ended June 30, 2011. For the six months ended June 30, 2012, general and administrative expenses for Corporate consisted primarily of $827,817 in non-cash compensation expense relating to the issuance of stock, options and warrants, $480,198 of payroll expenses, $414,546 of professional fees, $46,821 of recruiting expense and $17,416 of travel expense.

Of the $20,534,918 in general and administrative expenses for corporate for the six months ended June 30, 2011, $18,999,435 is attributable to non-cash compensation expense relating primarily to the issuance of stock and options pursuant to a subscription agreement with Enerfund during the period. Of the $1,535,483 remaining in corporate general and administrative expenses for the six months ended June 30, 2011, $889,163 consisted of payroll expense, $129,928 was for recruiting expenses, $247,840 in professional fees, $50,000 for accrual of disputed tax penalties (see Note 14 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), $154,857 in travel and $63,695 of other general and administrative expenses.

Motorsport and A&R Music Live / Music1 were both purchased on February 1, 2011 so the six months ended June 30, 2011 only includes five months of operating expenses for each of those subsidiaries. Additionally, subsequent to acquisition, the Company increased its development efforts for both of those entities, which contributed to higher general and administrative expenses in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. LegalGuru and Yapik both started accumulating expenses in March of 2011 as start-up businesses and OOO Net Element Russia was formed during the second quarter of 2012, which explains the variance between general and administrative expenses for the six months ended June 30, 2012 versus the six months ended June 30, 2011. Openfilm / Launchpad general and administrative expense decreased $181,652 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to reductions in payroll expenses ($90,018), travel ($28,097), consulting fees ($18,634) and professional services ($8,795). Expenses were lower in 2012 due to lower headcount and a reduced budget for Openfilm during 2012 as compared to 2011.

Product development expense was $146,648 for the six months ended June 30, 2012 as compared to $46,585 for the six months ended June 30, 2011 when the Company had more limited product development efforts.  Product development expense consists of research and development on new ideas for existing and to be formed websites and services as well as work that may result in the Company seeking patents for particular technology or business processes.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $188,341 for the six months ended June 30, 2012 as compared with $64,879 for the six months ended June 30, 2011. The increase was due to higher levels of fixed assets and web development amortization in 2012 versus 2011.

Capitalized costs related to website development and intangible assets were $719,619, net at June 30, 2012 as compared with $608,823 at June 30, 2011.  Capitalized website development and intangible assets of $719,619 at June 30, 2012 includes $473,689 of capitalized web development, $27,385 for the direct costs of acquiring patents and $216,300 related to website content, customer lists and domain names (Motorsport, LLC ($128,750) and Music1, LLC ($87,550)).

Interest expense was $144,401 for the six months ended June 30, 2012 as compared with $57,293 for the six months ended June 30, 2011.  Interest expense for the six months ended June 30, 2012 includes interest on convertible loans from Enerfund to Net Element ($97,383 in interest expense at 5% per annum) with principal balances totaling $4,092,000 and a loan from Enerfund to Openfilm with a principal balance of $1,667,762 ($41,581 in interest expense at 5% per annum). The interest expense for the six months ended June 30, 2011 was primarily attributable to the loan from Enerfund to Openfilm, LLC ($41,347 in interest expense) with a principal balance of $1,667,762 and an interest rate of 5% per annum.

Other expenses totaled $411,225 for the six months ended June 30, 2012 compared to other expenses of $45,942 for the six months ended June 30, 2011. Other expenses for the six months ended June 30, 2012 related primarily to the amendment of amounts payable to former Motorsport.com owners and other expense for the six months ended June 30, 2011 related primarily to adjusting our carrying value of Korlea-TOT to fair value on January 1, 2011. See Notes 4 and 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, A&R Music Live, LLC, and Splinex, LLC was $195,953 for the six months ended June 30, 2012 as compared with $170,243 for the six months ended June 30, 2011. Non-controlling interest for the six months ended June 30, 2012 were primarily attributable to LegalGuru ($113,423) and Yapik ($65,000). Non-controlling interest for the six months ended June 30, 2011 were primarily attributable to Motorsport.com (96,978), LegalGuru ($38,911) and Yapik ($19,873). The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Liquidity and Capital Resources

At June 30, 2012, we had an accumulated deficit of $55,805,741, negative working capital of $2,179,474 and cash of $1,534,448. We had a net loss of $4,531,708 for the six months ended June 30, 2012, a net loss of $22,043,310 for the six months ended June 30, 2011, and further losses are anticipated. We had negative cash flows from operations of $2,705,673 for the six months ended June 30, 2012 and negative cash flows from operations of $1,530,687 for the six months ended June 30, 2011.

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

On February 24, 2012, the Company entered into a Shareholder Rights Agreement (the “Shareholder Rights Agreement”) with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC. The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund, LLC are directly or indirectly owned and controlled by Mike Zoi. Pursuant to the Shareholder Rights Agreement, the Shareholders agreed to certain corporate governance matters pertaining to the Company and the Company granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees (collectively, the “Holders”). Upon demand by any of the Holders, the Company agreed to register from time to time with the Securities and Exchange Commission for resale (i) all shares of common stock of the Company from time to time owned by Mark Global Corporation, Kenges Rakishev or any other person or entity controlled by Kenges Rakishev, and (ii) all shares of common stock of the Company from time to time owned by TGR Capital, LLC, Mike Zoi or any other person or entity controlled by Mike Zoi. The Company also granted the Holders piggyback registration rights with respect to all of such shares. The Company agreed to bear substantially all expenses incidental to the registration rights granted pursuant to the Shareholder Rights Agreement. The Shareholder Rights Agreement became effective at 12:01 a.m. (New York time) on April 23, 2012 which was the first business day immediately following the date on which Mark Global Corporation, together with its affiliates, acquired beneficial ownership (as determined under Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of greater than 10% of the Company’s common stock. For additional information, see Note 13 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

On April 6, 2012, the Company entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy. Pursuant to the Joint Venture Agreement, the parties agreed to form a limited liability company under the laws of the Russian Federation named Music1 (“Music1 Russia”), which would be owned 67% by the Company’s newly formed subsidiary Net Element Russia and 33% by a newly formed company controlled by Mr. Krutoy which is to be named K1 Holdings. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities, propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 5 million shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. In accordance with the Joint Venture Agreement, on June 6, 2012 Mr. Krutoy entered into a Subscription Agreement to purchase 13,333,333 shares of Net Element Common Stock for an aggregate purchase price of $2 million, which amount was funded on June 6, 2012.

On April 24, 2012, the Company entered into an amended and restated joint venture agreement with an effective date of December 31, 2011, which amends and restates the joint venture agreement originally entered into with Mr. Wolfe as of March 29, 2011 in connection with the formation of LegalGuru LLC. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, who is a director and Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru LLC, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru LLC. The amended and restated joint venture agreement requires the Company and Mr. Wolfe to invest up to an aggregate of $900,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $100,000 and the Company investing up to an aggregate of $800,000. The original joint venture agreement required the Company and Mr. Wolfe to invest up to an aggregate of $1,000,000 in LegalGuru LLC, with Mr. Wolfe investing up to an aggregate of $200,000 and the Company investing up to an aggregate of $800,000. In connection with the $100,000 reduction in the amount required to be invested in LegalGuru LLC by Mr. Wolfe, Mr. Wolfe agreed to maintain his current salary of $10,000 per month, with $8,000 of such amount paid in cash and $2,000 paid in stock options of the Company, until LegalGuru LLC generates at least $500,000 in revenue. As of June 30, 2012, Mr. Wolfe had invested $100,000 in LegalGuru LLC and the Company had invested $974,590 in LegalGuru LLC.

On May 14, 2012, the Company entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund maturing November 1, 2012. The interest rate is 5% per annum.

On June 6, 2012, the Company entered into a letter agreement with its President and Chief Operating Officer, Richard Lappenbusch, which amended and restated Mr. Lappenbusch’s employment agreement. Pursuant to the letter agreement, Mr. Lappenbusch’s position with the Company changed from President and Chief Operating Officer to Executive Vice President and Chief Strategy Officer, and Mr. Lappenbusch agreed to cancel all incentive stock options previously awarded to him by the Company, as well as all unvested shares of restricted stock previously awarded to him in excess of 2,067,166 shares, in each case effective immediately. Mr. Lappenbusch’s remaining 2,067,166 unvested shares of restricted stock will vest in full upon the termination of the agreement on December 28, 2012 or his dismissal with or without cause, whichever happens first. This modification of grant terms resulted in a new measurement date for the revised terms of the remaining unvested shares. Our charge for this amended and restated letter agreement will be $408,000 over seven months beginning in June, 2012 and ending December 31, 2012

Net Element recently formed its subsidiary OOO TOT Money (a Russian limited liability company) in June 2012 to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. Net Element plans to increasingly generate most of its revenues from the mobile commerce payment platform being developed by TOT Money. TOT Money initially plans to launch operations in Russia, using its mobile commerce payment platform to facilitate payments using SMS (short message services, which is a text messaging service).

On June 26, 2012, the Company’s subsidiary OOO Net Element Russia entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (or US$4,573,589). The loan is intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement is 8.15% per annum and outstanding principal and interest is due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. This loan was funded in July, 2012.

On July 3, 2012, OOO Net Element Russia entered into a Loan Agreement with OOO Sat-Moscow, pursuant to which Net Element Russia was loaned 150 million Russian rubles (or approximately US$4,636,928 based on the currency exchange rate as of the close of business on June 4, 2012). The loan is intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement is 8.15% per annum and outstanding principal and interest is due on or before November 1, 2012. Sat-Moscow is indirectly controlled by Kenges Rakishev, a director of the Company.

As a result of our history of recurring losses and our accumulated deficit and stockholders’ deficiency, the audit report of our independent registered public accounting firm as of December 31, 2011 contains a statement expressing substantial doubt as to our ability to continue as a going concern. Management recognizes that we must raise capital sufficient to fund business activities until such time as we can generate sufficient revenues and net cash flows in amounts necessary to enable us to continue contemplated operations, of which there can be no assurance.  We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC or Mike Zoi (as a result of his controlling interest in TGR and Enerfund) to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements.  If our proposed merger with Cazador is consummated, there would be at least $23.5 million of cash (before repaying approximately $12.2 million in indebtedness of Net Element which must be repaid soon following the merger) in Cazador’s trust account available to the surviving entity in the merger for working capital and business development needs (see “Overview; Recent Developments” above for additional information). However, there is no assurance that the proposed merger will be consummated. As of the date this Report was filed with the Commission, management expects that our cash flows from operations and the $2 million subscription received from Igor Yakovlevich Krutoy will be sufficient to meet our financial requirements through most of the third fiscal quarter of 2012.  Management currently believes that we will require an additional $13.7 million in financing to continue operations as currently conducted and to pay for anticipated capital expenditures over the next 12 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur.  Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets.  Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial.  Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business prospects, financial condition and results of operations and may ultimately require us to suspend or cease operations.

Off-balance sheet arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

Neither the Company nor any of its subsidiaries is currently a party to any pending legal proceeding, nor is any of their respective property the subject of a currently pending legal proceeding, the outcome of which would have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Subject to the items discussed below, there have been no material changes in risk factors during 2012 through the date of this Report from those previously discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011. In reading and evaluating the information set forth in this Report, in addition to the considering and evaluating the items discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011. The following modifies, supplements and/or updates the risk factors reported in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011 due to events or conditions during 2012 through the date of this Report:

Our financial condition creates doubt whether we will continue as a going concern. If we do not continue as a going concern, investors may lose their entire investment.

Since our inception, we have incurred significant operating losses, and, as of June 30, 2012, we had an accumulated deficit of approximately $55.8 million and a working capital deficit of approximately $2.2 million. We incurred net losses totaling $4.5 million for the six months ended June 30, 2012 and $24.9 million for the year ended December 31, 2011. Our independent registered public accounting firm, in its report for the fiscal years ended December 31, 2011 and 2010, included an emphasis of matter paragraph regarding the substantial doubt about our ability to continue as a going concern. While we believe we have sufficient capital resources to fund our current operations through most of the third fiscal quarter of 2012, we will require additional capital to develop our business operations. We have historically been dependent upon TGR Capital, LLC, Enerfund, LLC and our Chairman and Chief Executive Officer, Mike Zoi (as a result of his controlling interests in TGR Capital, LLC and Enerfund, LLC), to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. As of the date this Report was filed with the Commission, management expects that our cash flows from operations and remaining proceeds from a $2 million investment in Net Element by Igor Yakovlevich Krutoy, which was received on June 6, 2012, will be sufficient to meet our financial requirements through most of the third fiscal quarter of 2012. We currently believe that we will require an additional $13.7 million in financing to continue operations as currently conducted and to pay for currently anticipated capital expenditures over the next 12 months. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Our failure to successfully develop the business of our subsidiary TOT Money may harm our revenue and business prospects.

We recently formed our subsidiary OOO TOT Money (a Russian limited liability company) in June 2012 to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. We plan to increasingly generate most of our revenues from the mobile commerce payment platform being developed by TOT Money. TOT Money initially plans to launch operations in Russia, using its mobile commerce payment platform to facilitate payments using SMS (short message services, which is a text messaging service). The SMS payment processing market in Russia is primarily controlled by four companies, each of which is substantially larger than us, has more established operations than us and has significantly greater resources than us. In order to successfully enter that market, we must convince mobile phone carriers and content providers to use TOT Money’s platform over competitive platforms that may already be in use. Failure to successfully develop TOT Money’s payment processing platform and enter into contracts with mobile phone carriers and content providers to use that platform may harm our revenue and business prospects.

Our failure to generate and maintain sufficient high quality content on our websites may negatively affect the amount of traffic to those websites and, as a result, adversely affect our revenue and business prospects.

Our success depends in part on our ability to provide consumers with high quality content on our websites. However, we may not be able to provide users the information they seek if the information on our websites is not up-to-date. If we are unable to provide consumers with the information they seek, or if they can find equivalent content on other websites or publications, they may stop or reduce their use of our websites or we may not be able to increase their use of our websites. If our user traffic declines, we may have more difficulty attracting third parties to advertise on such websites, which would negatively affect our revenue and business prospects.

If we fail to increase the number of advertisers on our websites, our revenue and business prospects will be harmed.

In the year ended December 31, 2011, substantially all of our revenues were generated by the sale of premium services (subscription and pay per view fees), licensing fees (primarily from Launchpad) and advertising. However, in the future, we plan to increasingly generate more of our revenues from advertising. As a result, our ability to grow our business depends in part on our ability to maintain and expand our base of viewers and advertisers on our websites. To do so, we must convince prospective advertisers of the benefits of our product and services offerings, including those who may not be familiar with our products or services. We must also convince existing and prospective advertisers alike that our advertising products and services will benefit them. Many of these businesses may be more accustomed to using more traditional methods of advertising, such as newspapers, magazines or print yellow pages directories. Failure to maintain and expand our base of advertisers on our websites could harm our revenue and business prospects.

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

The success of our business depends in part on our reputation within our industries and with consumers. Because our business is transforming traditional content creation and distribution models and is therefore not easily understood by casual observers, our brand, business and reputation is vulnerable to poor perception. For example, perception that the quality of our content may not be the same or better than that of other published Internet content, even if baseless, can damage our reputation. We may be the subject of unflattering reports in blogs, video blogs and the media about our business and our business model. While disruptive businesses are often criticized early on in their life cycles, we believe our business may be more frequently targeted than most because of the nature of the business we are disrupting — namely the traditional broadcast, print and publication media. Any damage to our reputation could harm our ability to obtain and retain contracts with mobile phone carriers, content providers, advertisers and other customers, which could materially adversely affect our results of operations, financial condition and business.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretations, and could result in claims, changes to our business practices, increased cost of operations or declines in user growth or engagement, or otherwise harm our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet and companies transmitting user information via text message or other electronic means, many of which are still evolving and the interpretation of which are often uncertain. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, or could otherwise have an adverse impact on our business.

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

Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and the market price of our common stock may be negatively affected. The following factors, among others, may contribute to the variability of our quarterly and annual results and negatively affect the market price of our common stock:

•	our ability to secure contracts with mobile phone carriers and content providers to use the mobile commerce payment processing platform being developed by TOT Money;

•	our ability to attract new advertisers and retain existing advertisers;
•	the effects of changes in search engine placement and prominence of our websites;
•	the effects of increased competition on our business;
•	our ability to successfully expand in existing markets and enter new markets;
•	the impact of worldwide economic conditions, including the resulting effect on consumer spending and the level of advertising spending by businesses;
•	our ability to protect our intellectual property;
•	our ability to maintain and increase traffic to our websites;
•	our ability to keep pace with changes in technology;
•	the success of our sales and marketing efforts;
•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
•	changes in government licensing and regulation affecting our business;
•	interruptions in service and any related impact on our reputation;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to choose and effectively manage third-party service providers;
•	the impact of fluctuations in currency exchange rates;
•	our ability to successfully manage and integrate any acquisitions of businesses, solutions or technologies;
•	the effects of natural or man-made catastrophic events;
•	changes in consumer behavior;
•	our ability to increase the effectiveness of our internal controls; and
•	changes in our tax rates or exposure to additional tax liabilities.

 If we fail to complete our proposed merger transaction with Cazador, it could adversely affect us.

On June 12, 2012, we entered into an Agreement and Plan of Merger with Cazador Acquisition Corporation Ltd. (see “Overview; Recent Developments” under Part I, Item 2 of this Report). We are subject to certain risks related to the proposed merger, including the following:

•	the failure of the proposed merger to close for any reason, including the risks that required approvals by Cazador stockholders may not be obtained, a significant number of Cazador stockholders may exercise their redemption right leaving less than $23.5 million of cash in Cazador’s trust account, all required conditions to consummation of the merger may not occur before October 14, 2012 (which would require Cazador to repurchase all outstanding Cazador shares not held by its sponsor and to liquidate its trust account) and/or other closing conditions may not be satisfied or timely satisfied;
•	the Cazador shares to be issued to Net Element stockholders pursuant to the merger may not be approved and authorized for listing on The NASDAQ Capital Market;
•	the merger, if consummated, may have adverse impacts on the markets for the surviving company’s products and services;
•	the employees of Net Element and Cazador may not be combined and integrated successfully;
•	the surviving company may experience increased operating costs and business disruption following the merger, including adverse effects on employee retention and on business relationships with third parties;
•	following closing of the merger, the surviving company may be unable to meet NASDAQ’s listing requirements;
•	following closing of the merger, the surviving company’s business may not perform as anticipated, including the risk that the surviving company may continue to not generate significant revenues and/or may continue to incur significant operating losses;
•	we must pay certain costs related to the proposed merger, including the fees and/or expenses of legal, accounting and financial advisors, even if the proposed merger is not completed;
•	our management and employees’ attention may be diverted from day-to-day operations which may disrupt our business;
•	our stockholders will receive 1/40 (or 0.025) of a Cazador share for each share of our common stock despite any changes in the market value of our common stock; and
•	if we are unable to complete the merger, the investment community could have a negative perception of us and our business.

Additional Information Regarding the Proposed Merger

In connection with the proposed merger, Cazador and Net Element have prepared and filed with the Commission a joint proxy statement/prospectus, which is included in a registration statement on Form S-4 that has been filed by Cazador with the Commission. When completed, a definitive joint proxy statement/prospectus and a form of proxy will be mailed to the stockholders of Net Element and the stockholders of Cazador. Before making any voting decision, stockholders are urged to read the joint proxy statement/prospectus carefully and in its entirety because it will contain important information about the proposed merger. Stockholders will be able to obtain, without charge, a copy of the joint proxy statement/prospectus and other relevant documents filed with the Commission when they become available through the Commission’s website at http://www.sec.gov. Stockholders will also be able to obtain, without charge, a copy of the joint proxy statement/prospectus and other relevant documents when they become available by contacting Net Element’s Chief Financial Officer, Jonathan New, at 1450 S. Miami Avenue, Miami, FL 33130, telephone number (305) 507-8808, or from Net Element’s website at http://www.netelement.com.

Participants in the Solicitation

Net Element and Cazador and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the proposed merger. Information about Net Element’s directors and executive officers is set forth in Net Element’s annual report on Form 10-K for the fiscal year ended December 31, 2011. Information about Cazador’s directors and executive officers is set forth in Cazador’s annual report on Form 10-K for the fiscal year ended December 31, 2011. Additional information regarding the interests of such potential participants in the merger, which may be different than those of Net Element’s stockholders and/or Cazador’s stockholders generally, will be included in the joint proxy statement/prospectus and other relevant documents filed with the Commission when they become available.

Disclaimer

This Report shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. No offer or sale of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2012, the Company issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All of the below unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and comparable exemptions under applicable state securities laws. Except as expressly set forth below, the individuals and entities to which the Company issued securities are unaffiliated with the Company. For each of such sales, no advertising or general solicitation was employed in selling the securities. The sales were made to a limited number of persons, all of whom had a substantive preexisting relationship with the Company, its directors or its executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On April 6, 2012, the Company entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy. Pursuant to the Joint Venture Agreement, the parties agreed to form a limited liability company under the laws of the Russian Federation named Music1 (“Music1 Russia”), which would be owned 67% by the Company’s newly formed subsidiary Net Element Russia and 33% by a newly formed company controlled by Mr. Krutoy which is to be named K1 Holdings. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities, propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 5 million shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. In accordance with the Joint Venture Agreement, on June 6, 2012 Mr. Krutoy entered into a Subscription Agreement to purchase 13,333,333 shares of Net Element Common Stock for an aggregate purchase price of $2 million, which amount was funded on June 6, 2012.

Item 6. Exhibits

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 36 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 9, 2012	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of June 12, 2012, between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2012)

3.1	Bylaws of the Company, as amended and restated on April 24, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012)

10.1	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.2	First Amendment, effective as of the 19th day of April, 2012, to the Subscription Agreement by and between Net Element, Inc., a Delaware corporation, and Kenges Rakishev, dated as of February 23, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012)

10.3	Amended and Restated Guru Joint Venture Agreement dated as of December 31, 2011 between Net Element, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.4	Limited Liability Company Operating Agreement of LegalGuru LLC dated effective as of March 31, 2011 among LegalGuru LLC, Net Element, Inc. and Lobos Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.5

Promissory Note and Loan Agreement dated May 14, 2012 between Enerfund, LLC and Net Element, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2012)

10.6

Subscription Agreement dated June 6, 2012 between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2012)

10.7#

Letter Agreement dated June 6, 2012 between Net Element, Inc. and Richard Lappenbusch, amending and restating the Offer Letter dated February 13, 2011 between Net Element, Inc. and Richard Lappenbusch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2012)

10.8	Loan Agreement dated June 26, 2012 between Green Venture Group, LLC and OOO Net Element Russia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2012)

10.9	Loan Agreement dated July 4, 2012 between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

____________________

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.