Form 10-Q/A
period 2012-06-30
Net Element, Inc.
filed 2012-08-17
CIK 1293330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Net Element, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 9, 2012, for the sole purpose of furnishing Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the unaudited condensed consolidated financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Except as expressly noted herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Commission.

2

PART II — OTHER INFORMATION

Item 6. Exhibits

A list of the exhibits filed as a part of this Amendment is set forth on the Exhibit Index that follows page 4 of this Amendment and is incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 17, 2012	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer

4

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

10.8	Loan Agreement dated June 26, 2012 between Green Venture Group, LLC and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2012)

10.9	Loan Agreement dated July 4, 2012 between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2012)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2012)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2012)

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Operations; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

# Indicates management contract or compensatory plan or arrangement.

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.